Form 10-K
period 2022-12-31
NYIAX, INC.
filed 2023-07-21
CIK 1679379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 333-265357

NYIAX, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0547534
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

180 Maiden Lane, 11th Floor

 New York, NY 10005

(917) 444-9259

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Title of class

Not Applicable

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

There was no market for the common stock of the company and no sales of common stock effected by the company within the fiscal year ended December 31, 2022.

As of June 30, 2023, there were 18,556,349 outstanding shares of the registrant’s common stock, par value $0.0001 per share.

NYIAX, INC.

i

PART I

Forward-Looking Information

This Annual Report of NYIAX, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Going Concern, Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Except as otherwise indicated herein or as the context otherwise requires, references in this Annual Report on Form 10-K to “NYIAX,” the “Company,” “we,” “us” and “our” refer to NYIAX, Inc.

ITEM 1. BUSINESS

Our Company

NYIAX is a financial platform technology company founded in 2012 by Carolina Abenante, Mark Grinbaum and Graham Mosley, who formulated the genesis of NYIAX’s business model to bring forth a new era of financial platform technology and financial rigor to the advertising industry. NYIAX’s platform utilizes the Nasdaq financial framework (“NFF”). NYIAX utilizes Smart Contracts and blockchain technology as its core ledger, which enables contract formation, compliance and reconciliation. NYIAX’s utilization of financial technology brings automation of many manual and outdated processes to the advertising industry. Our mission is to connect buyers and sellers, enabling trusted, secure, and efficient transactions.

NYIAX’s business model is focused on the creation of a marketplace where advertising inventory, campaigns and audience can easily be listed and sold through utilization of highly efficient financial buying and selling technology. A media buyer (“Media Buyer”) is typically an advertiser, advertising agency or intermediary that buys on behalf of an advertiser. A media seller (“Media Seller”) is typically a publisher of content, such as websites, magazines, billboards, network TV, mobile or desktop applications or other content, or a Supply or Sell Side Platform1  (SSP, which refers to a technology platform enabling web publishers and digital out-of-home media owners to manage their advertising inventory, fill it with ads, and receive revenue). NYIAX has developed a technology platform which provides Media Buyers and Media Sellers a marketplace where advertising or audience campaigns are listed, bought and sold.

Advertising Industry

Due to the growth of the advertising industry, an extraordinarily complex technology (“ad-tech”) ecosystem was developed and designed to monetize every available, perishable ad2 impression and unit of audience data. However, the ad-tech ecosystem has yet to address direct advertising, guaranteed advertising and agency or advertiser discounted advertising, which for the most part is sold by Media Sellers directly to Media Buyers through non-automated methods. These physical contracts are negotiated, signed, and sent between parties by outdated communication channels such as fax, email, and mail. This is a cumbersome and non-automated process, which is ripe with tracking and reconciliation issues, as well as a loss of data on the contract terms and transactions.

A media buyer (“Media Buyer”) is typically an advertiser, advertising agency or intermediary that buys on behalf of an advertiser. A media seller (“Media Seller”) is typically a publisher of content, such as websites, magazines, billboards, connected television, network TV, mobile or desktop applications, other content or any proxy for a content.

The advertising industry has grown significantly in the past twenty years.3 According to eMarketer (a frequently quoted research company which claims to source information from 3,000 sources), the total global advertising spend for 2022 is estimated to be over $783 billion, which is an approximately 6.1% increase over the 2021 spending.4 In April 2021, eMarketer forecasted that U.S. digital ad spending will increase by 25.5% in 2021, representing the fastest growth rate since 2018. As the ad market and wider economy continue to recover from the pandemic, it is estimated that total media ad spending will rebound by 18.0% in 2021 after a flat 2020.5 The United States is anticipated to remain the world’s largest advertising market, with U.S. digital ad revenue spending estimated in 2021 to be at $191.09 billion, compared to $152.25 billion in 2020.6

1	IAB, The Programmatic Supply Chain Deconstructing the Anatomy of a Programmatic CPM, page 3, March 2016, Software used by publishers to aggregate, consolidate, and manage available demand sources and exchange inventory. Sometimes includes ad serving functionality
2	Ad means advertising. Ad and advertising will be used interchangeably in this filing.
3	ADI summit survey 2017 as cited in Adobe Digital Insights, Advertising Report, March 21, 2017.
4	searchengineland.com/coronavirus-emarketer-lowers-global-ad-spend-projections-for-2020-331077
5	US Digital Ad Spending 2021, Investments in Video and Performance-Oriented Ads Drive Pandemic Gains, Nicole Perrin, eMarketer, April 14, 2021
6	www.emarketer.com/content/us-digital-ad-spending-2021

Total U.S. Media Ad Spending Estimates from 2021 to 2025 (March 2021)	U.S. Digital Ad Spending 2019-2024 (March 2021)

Advertising Market Challenges

Overview

Each party in the digital ecosystem has its share of challenges. Media Sellers (i.e., publishers, or content providers) are faced with the challenge of creating content and maintaining a relationship with their audience. The primary revenue stream for publishers is the sale of advertising space based on their content, which is normally sold on an individual view (i.e. when an ad is actually seen by the user), or impression basis (i.e. a single display of online content to a user’s web-enabled device). Media Buyers (i.e., advertisers, or advertising agencies and their marketing clients) understand that they need to design media plans that reach and engage their target customers in the most cost-effective and efficient manner. Media Buyers achieve this through a combination of reach-based brand messaging and targeted metrics-focused advertising.

Traditionally, Media Sellers have deployed their own direct sales teams to sell their advertising inventory. This allows Media Sellers to control sales packages, pricing models, and revenue forecasting, while strengthening the direct relationship with Media Buyers. While some premiere and large Media Sellers may sell most of their advertising inventory directly to an advertiser, on average, Media Seller sales teams only sell approximately 12% of the available inventory direct to advertisers outside of programmatic channels, which leaves the balance unsold7,8.

Direct Sales Process — Most direct sales are processed at both the agency and publisher sides manually, with publisher sales teams receiving descriptions of campaign metrics and desired targeting and responding with proposals of prices and volumes of advertising inventory which may or may not meet the buyer’s criteria. A manual negotiation process through emails, phone calls, and spreadsheets then occurs before a deal is struck. This process is unstructured, prone to errors and revisions, with limited oversight, and a need for a sales team with contacts or relationships with possible partners.

7	Dr. Augustine Fou, Forbes.com, February 8, 2021, You’re Paying More For Digital Ads, You Just Don’t Know Yet and Dr. Augustine Fou, FouAnalytics.com, Q1 Updates on Digital Ad Fraud, February 2022 page 7.
8	Lauren Fisher, eMarketer, April 25, 2019 By 2021, estimate almost 88% of all U.S. digital display ad dollars will transact programmatically.

High and Opaque Fees — The Programmatic “Ad Tech Tax”. PriceWaterhouseCoopers reported only $0.51 of every $1 spent by advertisers was actually spent on media9. The remaining $0.49 represented leakage to what is referred to as the “Ad Tech Tax10 ” or “Programmatic Tax”. This $0.49 was investment consumed by ad tech providers) across the supply chain.

Cookies11 and third party12 data — Due to various privacy regulations, cookies are scheduled to be phased-out in 202313. This would drive the industry back to a more one-on-one relationship between publisher, advertiser and providers of contextual information where the publisher maintains the relationship with the consumer. New approaches to replace the cookie have been proposed, which, together with regulation around data protection and privacy laws, are driving a lot of uncertainty related to targeting and measurement for the advertising industry.

First Party Data. As a result of the industry transition back to a first party data and consumer relationship, NYIAX is positioned not only to support these transactions but also to enable a new approach to auditing the ecosystem from a monetary and compliance perspective, due to the use of Blockchain technology, which provides an auditable and trusted layer of technology for each participant.

Continued fragmentation in the distribution of media. As digital transformation accelerates, this creates challenges and opportunities for the advertising-funded internet. Fragmentation impacts digital platform technologies and media distribution types. Connected TV and gaming are two recent growth examples. New platform technologies and content distributions channels will emerge. We believe it is essential to focus our product and services capabilities on consolidated workflows. We plan to remain agnostic to Media/delivery types, verification/measurement partners and focus our effort on supporting NYIAX’s marketplace capabilities in end-to-end contract management and compliance.

How NYIAX Solves the Problem

NYIAX is a marketplace where advertising inventory, campaigns and audiences can easily be listed and sold through utilization of highly transparent and efficient financial technology. The NYIAX platform provides Media Buyers and Media Sellers a marketplace where advertising or audience campaigns are listed, bought, and sold; thereafter, the contract14 flows directly into the Hyperledger Fabric Blockchain for contract management, reconciliation, and automation purposes.

Durable inventory in the advertising industry consists of targeting, terms, and descriptions of the contracts between counterparties on the platform, such as Media Type, Display, Geo/Geography, Payment Date (e.g., Q1 2021). This allows NYIAX to take any complex contract through its contract lifecycle from formation, discovery, negotiation and reconciliation. The NYIAX platform allows NYIAX to form contracts with efficiency, easily scalable and reconcilable through the power of the Nasdaq macher and framework; thereby, enabling the NYIAX platform to provide Media Buyers, Media Sellers, and intermediaries within the advertising ecosystem with the ability to manage the contract compliance for life cycle for the advertising contract.

9	Programmatic: Seeing Through the Financial Fog; An In-Market Analysis of Programmatic Media at the Transaction Level. ANA, May 18, 2017 (www.ana.net/miccontent/show/id/ii- programmatic-financial-fog)
10	Jeff Hirsch, Ad Tech Tax, Or A Reality Of Doing Business?, May 4, 2017
11	Kapersky, Kapersky.com/resource-center/definitions/cookies, Cookies are text files with small pieces of data — like a username and password — that are used to identify your computer as you use a computer network. Specific cookies known as HTTP cookies are used to identify specific users and improve your web browsing experience. Data stored in a cookie is created by the server upon your connection. This data is labeled with an ID unique to you and your computer. When the cookie is exchanged between your computer and the network server, the server reads the ID and knows what information to specifically serve to you.
12	Epsilon, epsilon.com/us/insights/trends/third-party-cookies Third-party cookies specifically are created and placed by websites other than the website you’re visiting. Some common uses include cross-site tracking, retargeting and ad serving.
13	Vinay Goel, An updated timeline for Privacy Sandbox milestones, June 24, 2021
14	Contract formation is a match between two orders: order from the Media Buyer and corresponding order from the Media Seller. Contract formation and contract within this filing will be used interchangeably.

Our Role in the Industry

NYIAX provides a solution to the advertising marketplace challenges through the creation of a trusted, transparent, efficient, and auditable marketplace and platform where Media Buyers and Media Sellers can discover, negotiate, contract formation, reconcile and bill all in one platform and with use of a dashboard, while ensuring compliance with advertising contracts. We are of the belief that NYIAX is the first to bring this level of automation, efficiency, financial rigor, and auditability to the advertising industry.

Our platform is a key component connecting the Media sellers, Media buyers and intermediaries within the advertising supply chain.

Opportunity

Total media spend in the U.S. in 2022 is expected to be approximately $320 billion15. Over the next three years for US digital advertising spend alone, that number is expected to grow to nearly $300 billion16. In their April 2021 spend report, eMarketer reported that the “flexibility and accountability helped marketers continue to justify ad spending in digital channels. The formats that held up best were those that drove revenues, and the ad sellers that beat expectations tended to be the ones with the strongest performance ad offerings17” Additionally, the eMarketer April 2021 report went on to say “Digital’s gains last year, along with the step change in how much retail spending happens online, mean ad spending in digital media is on a permanently elevated trajectory compared with our prior expectations. At the same time, TV and outdoor advertising will never reach earlier levels18.”

Further, “US digital ad spending surged with increased investments in video, connected TV (CTV), and ecommerce ads, as well as growing use of programmatic channels. The health of the digital ad market is also reflected in a pendulum shift toward ad-supported video-on-demand (AVOD) services, despite the continuing strength of subscription-based services19.

We believe we have the opportunity to solve up-front and backend supply chain issues plaguing the industry and enable advertising spend to be transacted directly and transparently between buyers (advertisers/agencies) and sellers (publishers). NYIAX provides the automation for advertisers to buy and sell contracts in a delivery agnostic way, combining financial buying and selling and advertising technology in one platform and thereby enabling publishers to buy and sell premium advertising inventory as a contract.

15	Forbes, Brad Adgate, Despite Market Uncertainties; Magna Forecasts U.S. Ad Market To Reach $320 Billion In 2022, April 1, 2022
16	eMarketer, Paul Verna, Digital ad spending is surging, but measuring ad performance presents challenges, December 2, 2021
17	eMarketer, Nicole Perrin, April 2021, US Digital Spending 2021, page 11

18   Id.

19	eMarketer, Paul Verna, Digital ad spending is surging, but measuring ad performance presents challenges, December 2, 2021

The below diagram illustrates the lifecycle of an advertising contract through the NYIAX platform.

NYIAX platform captures the material terms of a buyer’s and seller’s contract/campaigns to the corresponding inventory, such as, counterparties to the contract, delivery dates of the campaigns, campaign metrics, pricing, media inventory (sites, channels or applications), inventory attributes (advertising specific attributes like content type, ad type, language, ad sizes, content categories, etc.), and standardize contract terms (count of record for delivery tracking and payment terms).

Further, the NYIAX platform capture campaign, planning, inventory discovery negotiations between buyer and seller contract creation, delivery of the campaign, reconciliations of campaign metrics, and payment distribution to seller by the buyer. NYIAX utilizes blockchain (Hyperledger) to record the contract creation and smart contracts to enable the reconciliation of the campaign and payment.,

Moreover, the NYIAX platform facilitates the contract/campaign through both standardization within the NYIAX taxonomy and bespoke taxonomy which over time may become part of the NYIAX taxonomy. NYIAX taxonomy is based on industry standards and new customized attributes which are standard to our clients. However, volume, price and value of the contract are negotiated and accepted between and among buyers and sellers in order to create the contract.

Our Strengths

We believe the strengths stated below provide us with an advantage in the industry we operate in.

End to End Platform. Our platform enables clients to save time and money on (i) outdated and manual processes; (ii) discovery and negotiation of deals; and (iii) reconciliation and billing, providing financially rigorous transparency and automation to the contracting process across the media eco systems.

Technology Innovation. Our use of Nasdaq technology, our patented adaptation of financial buying and selling systems, and our use of other innovative technologies, such as distributed ledgers and Smart Contracts enables us to interoperate with both the advertising marketplace and the new technologies as they evolve, thereby providing both NYIAX and its customers increased efficiency in automation as digital transformation accelerates.

Two-Sided Market. NYIAX’s unique approach of having a two-sided marketplace enables publishers and agencies to describe, negotiate, and form the contract for the inventory while enabling and maintaining contract, descriptors and attributes standards. Our approach directly improves upon the current advertising industry Private Marketplaces and Automated Guaranteed (AG) platforms. The current advertising industry models are auctions based on first or second price for the inventory, while NYIAX enables dynamic pricing which allows buyers and seller to combine both human intelligence and artificial auction models, thereby providing a market for both buyer and sellers to transact according to their business requirements.

Agnostic and Complimentary Nature. Our Platform is agnostic and complimentary to the current technology partners our clients prefer for delivery, tracking and media types, thereby enabling us to offer service and value to our customers across the ecosystem. For example, we originally developed our platform to work with Ad Contract delivery occurring through the primary publisher and agency ad serving technology, whereas today we also support delivery of media via both direct and indirect delivery platforms via our relationships with Supply or Sell Side Platforms (SSPs, which refer to technology platforms enabling web publishers and digital out-of-home media owners to manage their advertising inventory, fill it with ads, and receive revenue).

NYIAX plans to follow the new industry standards around third- party cookie and data and intends to support the emerging solutions for campaigns and transaction on the NYIAX platform.

Our Growth and Scale Strategy

NYIAX focuses on the below areas to enable growth and scale of the NYIAX platform for is clients and partners.

●	Publisher Supply listing and availability via direct and indirect channels, balanced with agency and advertiser demand needs.

●	Continued expansion and maintenance of the Omni channel demand and supply as distribution evolves to new media types.

●	As demand from the buy side of the market dictates, we will continue to expand internationally. We have initially focused on the United States, however, interest from global markets will enable both growth and scale over time.

●	Automation with technology is core to the growth and scale of the business. Reducing costs for us and our clients, which enables increased productivity and efficiency.

New Market Opportunities

We are of the belief that NYIAX’s platform may be extendable to other markets, and have received unsolicited interest based on business development efforts with corporations that have inquired about using our platform for other markets. This interest is based on the jointly owned patent with Nasdaq that allows for the technology’s use in other markets.

Management will continue to review opportunities to extend our platform to other markets. As of the date of this Registration Statement, we have no understandings or agreements to develop technology, or partner with any other persons or entities. We currently have no concrete plans to extend our technology to other markets.

NYIAX will continue to extend its products and services to support our growth. Advertising delivery/verification and integrations increase the efficiency and cost-effectiveness for both NYIAX and our customers. Improvements to this infrastructure, APIs20 enable us to interoperate automatically with partners.

20	API stands for application programming interface, which is a set of definitions and protocols for building and integrating application software. Redhat, October 2017

Our Platform

NYIAX provides a contract marketplace that is expected to allow Media Sellers and Media Buyers to transact purchases and sales of digital advertising inventory with an elevated level of transparency for pricing and inventory details. NYIAX will provide a comprehensive platform for clients, and support integrations with existing client vendors for seamless onboarding. All buying and selling activity is intended to be recorded in the ledger on the Blockchain.

The NYIAX product is organized into feature modules:

Customer Setup: supports the onboarding of clients into the platform.

●	Discovery: enables both buy and sell sides to view/sort the market.

●	Negotiation: negotiates contract terms, price, volume, inventory, and campaign attributes.

●	Contract Formation: contract is formed from the match of a buy and a sell order.

●	Delivery: consists of a few steps: Pre-delivery, is a lock-down period prior to delivery where an instrument can no longer be bought, sold or amended as to material terms and the campaign is properly configured with both parties. Delivery is when the ad is delivered and both parties can view the impression reporting and pacing.

●	Reconciliation: after the close of the delivery period, any delivery issues are reconciled, and final billing is processed, happening near simultaneously with delivery.

●	Billing: enables multiple billing workflows based on contract terms and counterparties.

●	Compliance: end to end audits of key elements of the process to ensure compliance.

How Participants Use the NYIAX Platform

Buy-Side

Media Buyers can view the current market via filters. Initially, the most common method will be for a Media Buyer to use different filters to see what instruments are available at various prices. However, a Media Seller could give the buyer a particular symbol, which is visible in the standard public market, or only available in a limited private market with a discounted price, mirroring the Private Marketplace Deal ID21 mechanism currently used in the current Real Time Bidding environment. In addition to the general instrument attributes, advertisers can specify their potential Media Buyers, which will then be matched against any existing restrictions, referred to as blocklists (which allow ads to be prevented from running on specific websites and apps), set by the Media Seller.

21	marketingland.com/navigating-modern-ad-serving-stack-part-3-private-marketplaces-deal-id-128234, “Deal ID” is a component of the Real Time Bidding technology standard (Open Real Time Bidding). It allows publishers to take their inventory off the open auction and place it in an invitation-only area.

Sell-Side

NYIAX helps Media Sellers create Ad Instruments (listings) on the exchange, based on current forecasting and sales packages. If Media Sellers are already offering Automated or Programmatic Guaranteed packages, we can utilize those either directly in NYIAX’s platform or through integration with their existing vendor. For the initial launch period with any new seller, we will provide these services to Media Sellers on a fully managed basis through our upload tools. In the long-term, we expect the Media Sellers to be able to create their own instruments or push from an existing Automated Guaranteed system as self-service.

The NYIAX Platform enables the Media Buyers and Sellers the ability to transact similar to other types of markets, which can require payment on the sale or on any aspect of payment settled between Media Buyer and Seller within the order book and is a significant change compared to the advertising industry’s current payment terms.

Further, our contract (direct22, RFP23 and RFQ24) market is focused on the underserved and highly manual direct transactions that continue to exist in the high value portion of the advertising market. These are conducted via known counterparties and consist of upfront buys typically conducted in advance and in bulk toward the beginning of the year and ongoing individual buys purchasing inventory for a specific quarter or month.

Below is a snapshot of the Platform Workflow:

22	Direct marketing consists of any marketing that relies on direct communication or distribution to individual consumers, rather than through a third party such as mass media. Mail, email, social media, and texting campaigns are among the delivery systems used. It is called direct marketing because it generally eliminates the middleman, such as advertising media.
23	A request for proposal (RFP) is a business document that announces a project, describes it, and solicits bids from qualified contractors to complete it. Most organizations prefer to launch their projects using RFPs, and many governments always use them.
24	A request for quote (RFQ), also known as an invitation for bid (IFB), is a process in which a company solicits select suppliers and contractors to submit price quotes and bids for the chance to fulfill certain tasks or projects. The RFQ process is especially important to businesses that need a consistent supply of a specific number of standard products. Companies may send RFQs alone or before a request for proposal (RFP).

Our Technology

The key differentiators of the NYIAX technology include the following.

●	Promotes transparency in the supply chain with interoperability between multiple blockchain implementations.

●	Standardizes contract types including key variable contract terms, creating increased liquidity and compliance for market participants.

●	Enables rapid development and deployment of capital markets rigor through cloud and container-based architecture.[25]

●	Reduces reconciliation and manual task costs for buyers and sellers, with automation of contract workflow.

●	Enables contract and data compliance capabilities for the full contracting lifecycle with standard financial exchange grade technology via Nasdaq licensed technology.

NYIAX Blockchain Implementation

By using Blockchain as its ledger, NYIAX can provide permitted transparency to its clients, with accurate historical data set utilized for auditing, compliance, and financial transparency.

We use Hyperledger Fabric, an open-source project from the Linux Foundation. Hyperledger Fabric is considered an enterprise blockchain platform, which means a governance layer allows for advanced privacy controls so that only the data we designate is permitted for participants to view, share, and transact.

All transactions are private between the designated participants, defined in the protocol within the governance layer of the Blockchain.

Further, Hyperledger Fabric supports on chain and business logic based smart contracts. We designate and determine automated NYIAX business processes enabling self-executing terms between the participants written into lines of code. Our implementation is not distributed or decentralized. However, the contracts written into the ledger are trackable and irreversible, enabling trust, transparency, and audibility between participants.

An enterprise blockchain saves time, reduces costs, and reduces risk through transparency and accountability. We do not see the need to integrate with a public blockchain at this time since we believe that a governance layer is required in business-to-business transactions.

The image below depicts the structure of how the NYIAX/Nasdaq platform connects clients and partners in the advertising ecosystem.

ITCH supports market data and is a direct data-feed protocol such as TCP (Transmission Control Protocol) or UDP (User Datagram Protocol). ITCH26 makes it possible for subscribers to track the status of each order from the time it is first entered until the time it is either executed or canceled.

25	https://pablo-iorio.medium.com/container-based-architecture-i-iii-technical-advantages-7176195456c5#:~:text=
Containerization%20or%20container%2Dbased%20virtualization,Virtual%20Machines%20for%20each%20application.
26	https://www.pico.net/kb/itch-protocol/

Financial Information eXchange (FIX) protocol is an electronic communications protocol initiated in 1992 for international real-time exchange of information related to securities transactions and markets.

Our Clients

NYIAX has signed participants on the NYIAX platform through a master service agreement which describes the terms and the conditions of both Media Buyers (advertisers, advertising agencies and others buying advertising placement and audience on the NYIAX platform) and Media Sellers (publishers who own advertising inventory). Material terms of the NYIAX agreements are as follows:

●	Statement and Scope of work which is a description of NYIAX as a contract management platform. Buyer (agency, advertiser or proxy for the advertiser) shall communicate all proposed Campaign details and Terms and Conditions to NYIAX. These details will be provided to Seller (publisher, proxy for the publisher (SSP Advertising Network or other proxy)). Upon acceptance from Seller and confirmation of acceptance from Buyer, NYIAX shall supply an Advertising Contract (“Advertising Contract” means the agreement setting forth the actual purchase or sale of publisher inventory, the serving of advertising inventory, the processing of data related to advertising inventory for analysis, or an insertion order for the Campaign, to which the Services apply), which will, contain all governing Campaign terms and details. NYIAX represents that it has an agreement in place with the Buyer whereunder NYIAX provides Services to the Seller as contemplated thereunder. NYIAX is a contract management platform. NYIAX provides a full contract management suite of services for Advertising Contract compliance, reconciliation, oversight, invoicing and distribution for Buyer, Seller and if required 3rd party technology providers involved in advertising. Utilization of NYIAX services also known as the NYIAX platform is the Seller’s operational frontend and backend for the Campaign (Advertising Contract).

●	NYIAX shall provide the specific Services set forth in the Advertising Contract solely for the Campaign on behalf of the Buyer for the particular Campaign. NYIAX shall provide contract management, reconciliation, reporting accounting services, invoicing and distribution of funds throughout the lifecycle of the Campaign (Advertising Contract). For this service NYIAX shall be entitled to a (fee percentage is negotiated) fee (“NYIAX Fee”), which will be deducted by NYIAX from the fees due to Seller pursuant to the Advertising Contract, after such fees have been reconciled, accepted, invoiced, and paid by the Buyer to NYIAX (“Company Fees”), where reconciled or reconciliation means the final impression volume and number used to generate invoicing and billing to the Buyer in accordance with the set Advertising Contract. The Seller shall be paid by NYIAX net (time period negotiated) calendar days (“Remittance Time Period”) after receipt of invoice and payment of the Campaign from the Buyer, less the NYIAX Fee. NYIAX is the facilitator for the Advertising Contract and adheres to sequential liability, which means only upon receipt of payment of the Campaign by the Buyer post reconciliation and agreement by the Advertiser or Agency shall NYIAX remit payment to the Company.

●	NYIAX provides reconciliation and reporting statements to both the Buyer and the Seller. NYIAX shall supply the Seller with daily reporting from the Advertising Contract term Count (s) of Record where, “Count(s) of Record” is defined as the agreed upon sources, selected at the time Advertising Contract formation, which represents the baseline count of delivered ads by terms and conditions of the Campaign or Advertising Contract. This is a non-exhaustive list and can be amended by mutual agreement of the Agency and Company from time to time. Count(s) of Record may include the following: (various reporting certification providers which are negotiated) and any other Count (s) of Record the Buyer so chooses. In the event the Count of Record is from the Seller, then Seller shall supply daily reporting to NYIAX. NYIAX shall provide a monthly reconciliation report, with details reduced by day, in alignment with the delivery reporting associated with the Advertising Contract. At a minimum, NYIAX shall provide Seller with all necessary metrics in its reporting so that Seller is able to properly determine if any disputes in reporting are present. If Company disputes details of the monthly reconciliation report, notice must be provided in writing within (negotiated timeframe) business days of receipt of the monthly reconciliation report. NYIAX will work with the Seller in good faith for a period of not less than (negotiated timeframe) calendar days to reconcile any disputes Seller has with the reconciliation reports on a timely basis. NYIAX acknowledges and agrees that Seller may use and disclose Services, inclusive of reports and information provided therein, in the ordinary course of its business and may disclose such reports and information to its client.

●	Term of the agreement is based on campaign specific timeframe, multiple campaigns timeframe or ongoing relations where termination by either party can be effectuated with written notice (negotiated timeframe). Immediate termination on material breach by either party.

NYIAX has signed agreements with various public and private companies and has commenced full commercial use of the NYIAX platform as of 2021. On September 29, 2021, NYIAX and PubMatic entered into a Managed Services Term Sheet (“PubMatic Agreement”). Under the PubMatic Agreement, the initial term commenced from September 1, 2021 and continues indefinitely until either party terminates the agreement with thirty (30) days written notice.

On August 16, 2021, NYIAX and OpenX entered into an Ad Exchange Access Partner Agreement (“OpenX Agreement”). The term of the OpenX Agreement commenced on August 16, 2021 and continues for twenty-four (24) months thereafter. Pursuant to the OpenX Agreement, either party may terminate the agreement (i) for convenience upon sixty (60) business days’ prior written notice to the other party, (ii) for material breach of the agreement and the failure to cure such breach by the breaching party within thirty (30) days after receiving written notice of the material breach from the non-breaching party, and (iii) upon insolvency (as defined under the OpenX Agreement).

On October 14, 2021, NYIAX and Univision entered into a Managed Services Agreement (“Univision Agreement”). The term of the Univision Agreement commenced on November 1, 2021 and continues until completion of the services (as defined under the Univision Agreement). Pursuant to the Univision Agreement, either party may terminate the agreement for material breach of the agreement and the failure of the breaching party to cure such breach within thirty (30) calendar days after receiving written notice of the material breach from the non-breaching party.

During the year ended December 31, 2021, NYIAX has performed services for 25 Media Buyers and 23 Media Sellers. At December 31, 2021, the Company was performing services for 16 Media Buyers and 18 Media Sellers. As of December 31, 2021, three Media Sellers, namely PubMatic, OpenX and Univision represented approximately 30% 26%, and 11% of net revenue.

As of December 31, 2022, three Media Sellers represented approximately 51%, 12% and 10% respectively of revenue, net. As of December 31, 2022, two Media Buyers represented for 67% and 20% of accounts receivable. As of December 31, 2022, two Media Sellers represented of 61% and 8% of accounts payable.

NYIAX has continued to strengthen the sell side of its marketplace by adding premium publishers and supply partners, extending NYIAX’s supply footprint into digital out-of-home (DOOH) and in-game advertising, marking significant progress towards NYIAX becoming an omnichannel marketplace.

Our Competition

As a new modality in advertising, we compete against existing forms of buying and selling media. It is essential to note that we also complement current industry technologies and partner with them, many of which have existed in the marketplace for years and have more readily access to technology, more relationships, and significantly greater financial and human resources than us.

Competition in our market involves rapidly changing technologies, in order to promote compliance and transparency as evolving automation tools to streamline media supply and demand monetization. If we are unable to keep pace with the evolving needs of the industry, demand for our products and services may be reduced and our business and results of operations would be harmed.

COVID-19

Since January 2020, an outbreak of the 2019 novel coronavirus (COVID-19) has evolved into a worldwide pandemic. The outbreak sparked responses across countries, states and cities worldwide to enforce various measures of social distancing, shelter-in-place orders, and temporary closure of non-essential businesses to reduce further transmission of the virus. As a result of these measures, the U.S. and global markets have seen significant disruption, the extent and duration of which remains highly uncertain. Due to the pandemic, we have temporarily closed our offices and are operating with substantially all staff working remotely. Management reviews operations on a continuous basis and there have been minimal interruptions in our customer facing operations to date.

Although we believe that the primary impact of the pandemic impacted our business and slowed down revenue growth, we have continued to experience revenue growth year-over-year and the underlying demand for our products has remained stable. However, the severity, magnitude and duration of the current COVID-19 pandemic is uncertain, rapidly changing, and hard to predict and depends on events beyond our knowledge or control. These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in the “Risk Factors” section, such as those relating to our reputation, product sales, results of operations or financial condition. We might not be able to predict or respond to all impacts on a timely basis to prevent near- or long-term adverse impacts to our results. As a result, we cannot at this time predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Intellectual Property

The protection of our technology and intellectual property is an important component of our success. We protect our intellectual property rights by relying on federal and state statutory and common law rights, foreign laws where applicable, and contractual restrictions. We seek to control access to our proprietary technology by entering into non-disclosure agreements with third parties and disclosure and invention assignment agreements with our employees and contractors.

We consider our patents, copyrights, trade secrets, and other intellectual property rights to be, in the aggregate, material to our business. We currently co-owned one issued U.S. patent, expiring in 2037, relating to electronic continuous buying and selling systems, and matching data records representing inventories with variant characteristics such as, variant length, variant data types, etc. Example implementations provide for generating instrument descriptors that include unitary-valued attributes and set-valued attributes, and the use of both types of attributes in buying and selling decision making. We also own trademark registrations and applications for the “NYIAX” name and other product-related marks in the United States. We are in the process of registering other NYIAX name variants and product-related marks in the United States. We have also registered numerous Internet domain names related to our business.

In addition to our intellectual property rights, we also consider the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions to be contributors to our success in the marketplace. We believe our platform would be difficult, time consuming, and costly to replicate. We protect our competitive technology position through our ability to execute and deliver new functionality quickly, as well as our continuous development of new intellectual property as we innovate.

We intend to pursue additional intellectual property protection to the extent we believe it would be beneficial and cost effective. Despite our efforts to protect our intellectual property rights, it may not be respected in the future or may be invalidated, circumvented, or challenged. In addition, the laws of various foreign countries may not protect our intellectual property rights to the same extent as laws in the United States.

On June 25, 2017, Nasdaq, Inc. and NYIAX signed a Joint Intellectual Property Ownership Agreement setting forth property rights related to a filed co-owned patent which is titled: “SYSTEMS AND METHODS FOR ELECTRONIC CONTINUOUS TRADING OF VARIANT INVENTORIES.” The first patent and second patent were granted by the USPTO on March 31, 2020 and August 9, 2022, respectively, to Nasdaq Technology AB and NYIAX, Inc. as co-applicants, Patent No. US 10,607,291 B2 and Patent No. US 11,410,236 B2. These patents disclose an invention that enables and extends discovery and automated matching of contracts with complex attributes, requirements and order types.

Recently about fifty percent (50%) of all equity trading took place off exchange.27 The joint patent between Nasdaq and NYIAX could extend to new market sectors where the technology may enable efficient buy and sell matching through price discovery of complex contracts, thereby enabling efficient and effective regulatory compliance, audit and clearing. Price discovery, transparent and orderly buying and selling within markets enable liquidity, market making, capital investment, compliance and auditability.28 We currently have no concrete plans to extend our platform to other industries other than advertising. If we were to utilize our technology for other industries and with complex contract typologies, then we would require a legal and regulatory review.

27	The Value of Off-Exchange Data Thomas Ernst, Jonathan Sokobin and Chester Spatt, April 26, 2021
28	Randall Dodd, Markets: Exchange or Over-the-Counter, February 24, 2020.

The illustration below describes how NYIAX creates a durable instrument with media as an example.

Privacy and Data

We are subject to laws and regulations governing privacy and the transmission, collection, and use of consumer data. Interest-based advertising, or the use of data to draw inferences about a consumer’s interests and deliver relevant advertising to that consumer, has come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies, privacy advocates, academics, and commercial interests in the United States and abroad that focus on data protection and consumer privacy. In particular, much of this scrutiny has focused on the use of cookies and other tracking technologies that collect or aggregate information about consumers’ online browsing and mobile app usage activity. Because both our company and our publishers rely upon large volumes of such data collected primarily through cookies and other tracking technologies, it is essential that we monitor legal requirements and other developments in this area, domestically and globally, maintain a robust privacy and security compliance program, and engage in responsible privacy practices, including providing consumers with notice of the types of data we collect, how we collect it, with whom we share it, how we use that data to provide our solutions, and the applicable choices we offer consumers.

We provide notice through our privacy policies and notices, which can be found on new website at www.NYIAX.com. As stated in our privacy policy, we do not collect information, such as names, addresses or telephone phone numbers, for providing our advertising services that can be used directly to reveal the identity of the underlying individual. We take steps not to collect and store such information (although on occasion, our publishers voluntarily share information of their consumers with us and in such circumstances, we require the publishers to have obtained all necessary consents for such sharing). Our advertising and reporting rely on information that does not (and we do not attempt to associate this information with other information that can identify such individuals). We currently do not collect and we do not store IP addresses, geo-location information, and device identifiers that are considered personal data or personal information under the privacy laws of some jurisdictions or otherwise may be the subject of current or future data privacy legislation or regulation. The definition of personally identifiable information, personal information, or personal data, varies by jurisdiction and continues to evolve in ways that may require us to adapt our practices to avoid violating laws or regulations related to the collection, storage, and use of consumer data. As a result, our technology platform and business practices must be assessed regularly against a continuously evolving legal and regulatory landscape, and we have adopted strong data minimization practices that mitigate our compliance risks.

Additionally, our compliance with our privacy policy and our general consumer data privacy and security practices are subject to review by the Federal Trade Commission, which may bring enforcement actions to challenge allegedly unfair and deceptive trade practices, including the violation of privacy policies and representations or material omissions therein.

We currently do not work with publishers outside of the United States. In the future is we work with publishers outside of the United States and take in consumer data then our privacy and data practices are subject to regulation by data protection authorities and other regulators in the countries in which we do business. The use and transfer of personal data in member states of the European Union is currently governed under the General Data Protection Regulation (“GDPR”), which grants additional rights to consumers about their data, such as deletion and portability, and generally prohibits the transfer of personal data of EU subjects outside of the EU, unless the party exporting the data from the EU implements a compliance mechanism designed to ensure that the receiving party will adequately protect such data.

Other jurisdictions have enacted legislation that closely tracks the concepts, obligations, and consumer rights described in the GDPR, including Brazil’s General Data Protection law and Thailand’s Personal Data Protection Act. Some jurisdictions, including Russia and China, have in recent years enacted data localization laws, which require any personal information of citizens of those jurisdictions to be stored and processed on servers located in those jurisdictions. Such laws are gaining momentum and are being enforced by local authorities.

Potential Futures Industry Governmental Regulation

Interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, has come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the United States and abroad that focus on consumer protection or data privacy. There may be some self-regulatory activities with regard to rules enforcement and market surveillance required by us in order to maintain an orderly market and forestall any external regulation needs. In terms of competition, if regulation were to occur, NYIAX is of the opinion that the Nasdaq X-stream29 platform’s built-in regulatory and basic surveillance requirements could be adapted to provide support that exceed potential NYIAX needs in a foreseeable future. As discussed above under “Economic Transparency & The Programmatic “Ad Tech Tax””, there are a patchwork or state legislation which have come to fruition, but also there is proposed pre-emptive legislation namely H.R. 1816 which introduced a hybrid of the GDPR and the California Consumer Privacy Act of 2018 (CCPA). H.R. 1816 is less restrictive to the advertising industry and pre-emptive to state legislation which would allow for use of “non-sensitive” data which is data which does not directly identify the individual. H.R. 1816 specifically states that “non-sensitive” data is anything not “sensitive personal information” which is defined in the bill as financial account numbers and authentication credentials, such as usernames and passwords; health information; genetic data; any information pertaining to children under 13; social Security numbers and any “unique government-issued identifiers”; precise geolocation information; the content of oral or electronic communications, such as email or direct messaging; personal call detail records; biometric data; sexual orientation, gender identity or intersex status; citizenship or immigration status; mental or physical health diagnoses, religious beliefs; and web browsing history and application usage history30.

We do not expect that our current business model involving the sale and purchase of advertising audience and inventory by Media Buyers and Media Sellers of such advertising triggers regulation and supervision by the United States Commodity Futures Trading Commission (“CFTC”) under the Commodity Exchange Act.

Furthermore, we do not expect that our facilitating the sale of advertising on the Nasdaq X-stream marketplace platform will be subject to SEC regulation and compliance requirements with respect to such activity.

If in the future the services and products offered by NYIAX are expanded to include products and or services that could trigger regulatory oversight by a market regulator (e.g. CFTC and/or SEC), NYIAX will engage with the appropriate regulator in a timely manner to ensure full compliance with the applicable statutes and regulations.

29	Nasdaq’s X-Stream Technology platform is a multi-asset trading solution that combines high performance with adaptability. It is designed for markets that want to expand their offerings with new products or market models, meet the challenge for high performance with low latency, control risk with sophisticated pre-trade position and risk management, provide third-party hosting services, or trade in multiple languages.
30	March 11, 2021, 117th Congress (2021 – 2023), H.R. 1816: To require the Federal Trade Commission to promulgate regulations related to sensitive personal information, and for other purposes.

ITEM 1A. RISK FACTORS

The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations and projections. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Financial Statements and related notes in Item 8. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial.

Risks Related to our Business

There can be no is no guarantee that the Company will be successful in its Initial Public Offering.

On February 14, 2023, the Registration Statement on Form S-1 filed by NYIAX, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) was declared effective by the SEC. The Company planned to offer 1,850,000 shares of common stock (or 2,127,500 shares of common stock if the underwriters exercised their over-allotment option in full) at a price of $5.00 per share, for an aggregate offering of $9,250,000 (the “Offering”).

The Company’s financial advisor, representative and lead underwriter for the Offering was Boustead Securities LLC (“Boustead”). Boustead has informed the Company of its decision not to proceed with pricing of the Company’s Offering. In addition, because the Offering was not timely priced, the Company was informed by NASDAQ on March 7, 2023 that it would not be in compliance with NASDAQ listing requirements and therefore the Company could not currently be listed on the NASDAQ. The Company has determined to continue to pursue an initial public offering (“IPO”) and NASDAQ listing of its securities as well as other possible financing alternatives. On April 12, 2023, the Company engaged Spartan Capital Securities, LLC, as lead underwriter, deal manager and investment banker for the Company’s IPO. However, there can be no assurance that we will be able to complete an IPO in the near future, if at all.

Boustead may initiate a lawsuit to recover amounts it claims are owed pursuant to its engagement by the Company and the Company may initiate litigation against Boustead.

Boustead claims that the Company owes or will owe Boustead approximately $1 million for commissions on funds privately raised by the Company during its engagement with Boustead and approximately $1,230,000 if the Company completes an IPO with another underwriter. The Company disputes the amounts owed that have been claimed by Boustead and further is of the belief that if any commissions are due to Boustead, they would be significantly less that the amounts claimed by Boustead. There is a high probability that the Company and Boustead will end up in litigation over claims by Boustead and claims by the Company against Boustead. Litigation is expensive and time consuming with uncertain outcomes. There can be no assurance that Boustead will not initiate a lawsuit to recover the amounts it claims are owed and any such litigation could impede our ability to complete an IPO and could negatively affect our financial condition. In addition, there can be no assurance that the Company would prevail in any lawsuit it commences against Boustead.

Boustead may not release us from its ROFR under our engagement letter agreement.

Boustead has a right of first refusal (“ROFR”) pursuant to the initial engagement letter agreement entered into by and between the Company and Boustead. There can be no assurance that Boustead will release us from the ROFR or that our ability to complete an IPO will not be impeded as a result.

We have incurred net losses and experienced net cash outflows from operating activities. If we do not effectively manage our cash and other liquid financial assets, execute our plan to increase profitability and obtain additional financing, we may not be able to satisfy repayment requirements on our obligations.

We have historically incurred operating losses, experienced cash outflows from operations and we have accumulated deficit. Our net loss was approximately $10.8 million for the year ended December 31, 2022, $13.5 million for the year ended December 31, 2021, and $6.2 million for the year ended December 31, 2020. As of December 31, 2022 and December 31, 2021, the Company had negative working capital of approximately $4.6 million and approximately $4.6 million, respectively, of which approximately $2.4 million and $6.8 million, respectively, were non-cash liabilities consisting of convertible notes payable and payment in kind interest. The Company has also been historically reliant on sales of debt or equity securities to fund its working capital obligations. As a result, the Company is of the opinion that it will not have sufficient cash to meet working capital and capital requirements for at least twelve months from the date of this Annual Report on Form 10-K unless it is able to raise additional capital. Management has implemented various efforts to improve liquidity and conserve cash, including the sale of convertible notes and reducing staffing levels. Because we are not yet producing sufficient revenue to sustain our operating costs, we are dependent upon raising capital to continue our business. If we are unable to raise additional capital, increase revenue and reduce operating expenses we may not be able to continue as a going concern. See the Going Concern, Liquidity and Capital Resources section of the Management Discussion and Analysis of Financial Condition and Results of the of Operations for further discussion of the Company’s liquidity and capital resources.

The effects of the COVID-19 pandemic, including the resulting global economic uncertainty, and measures taken in response to the pandemic, have had, and could in the future have, an adverse impact on our business, financial condition and results of operations.

Our business and operations have been and could in the future be adversely affected by health epidemics, such as the global COVID-19 pandemic. The COVID-19 pandemic and efforts to control its spread have curtailed the movement of people, goods and services worldwide, including in the regions in which we and our clients and partners operate, and are significantly impacting economic activity and financial markets. While the COVID-19 pandemic has generally accelerated a move from traditional media to digital media, many marketers have decreased or paused their advertising spending as a response to the economic uncertainty, decline in business activity, and other COVID-related impacts, which have negatively impacted, and may continue to negatively impact, our revenue and results of operations, the extent and duration of which we may not be able to accurately predict. As a result, our financial condition and results of operations may be adversely impacted.

Our operations are subject to a range of external factors related to the COVID-19 pandemic that are not within our control. We have taken precautionary measures intended to minimize the risk of the spread of the virus to our employees, partners and clients, and the communities in which we operate. A wide range of governmental restrictions have also been imposed on our employees, clients and partners’ physical movement to limit the spread of COVID-19. There can be no assurance that precautionary measures, whether adopted by us or imposed by others, will be effective, and such measures could negatively affect our sales, marketing, and client service efforts, delay and lengthen our sales cycles, decrease our employees’, clients’, or partners’ productivity, or create operational or other challenges, any of which could harm our business and results of operations.

The economic uncertainty caused by the COVID-19 pandemic has made and may continue to make it difficult for us to forecast revenue and operating results and to make decisions regarding operational cost structures and investments. We have committed, and we plan to continue to commit, resources to grow our business, including technology development, and such investments may not yield anticipated returns, particularly if worldwide business activity continues to be impacted by the COVID-19 pandemic. The duration and extent of the impact from the COVID-19 pandemic depend on future developments that cannot be accurately predicted at this time, and if we are not able to respond to and manage the impact of such events effectively, our business may be harmed.

A recession, depression, or other sustained adverse market events resulting from the spread of COVID-19 could adversely affect our business, results of operations, and financial condition, as well as the value of our common stock. Our customers or potential customers, particularly in industries most impacted by the COVID-19 pandemic including transportation, travel and hospitality, retail, and energy, may reduce their advertising spending or delay their advertising initiatives, which could adversely affect our business, results of operations, and financial condition. We may also experience curtailed customer demand, reduced customer spend or contract duration, delayed collections, lengthened payment terms, and increased competition due to changes in terms and conditions and pricing of our competitors’ products and services.

Our business is subject to the risk of catastrophic events such as pandemics, earthquakes, flooding, fire, and power outages, and to interruption by man-made problems such as terrorism and wars.

Our business is vulnerable to damage or interruption from pandemics, earthquakes, flooding, fire, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, and similar events. In particular, the COVID-19 pandemic, including the reactions of governments, markets, and the general public, may result in a number of adverse consequences for our business, results of operations, and financial condition, many of which are beyond our control. A significant natural disaster could have a material adverse effect on our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur.

Our business, financial condition and results of operations may be negatively affected by economic and other consequences from Russia’s military action against Ukraine and the international sanctions imposed in response to that action.

We employ a U.S. based development company, BWSoft Management LLC, (“BWSoft”) with employees around the world, including Russia. In late February 2022, Russia launched a large-scale military attack on Ukraine. In response to the military action by Russia, various countries, including the United States, issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies. The war in Ukraine and related sanctions imposed on Russia could limit our ability to transact with our developer that has employees located in Russia. Currently, BWSoft is not under sanctions. The Company, along with BWSoft carefully monitors regulation initiatives. In the event of future sanctions, BWSoft and NYIAX will react accordingly to provide consistent and safe development services to NYIAX. We are currently reviewing other options for our external development. If our developer were to terminate the employment of these development team members located in Russia, such termination could disrupt or delay the development of incremental features to our platform, increase our costs, or force us to shift development efforts to resources in other geographies that may not possess the same level of cost efficiencies. Additionally, as of the date of this Annual Report on Form 10-K, there are no import or export control restrictions applicable to our business or our relationship with BWSoft.

Since our formation, we have never been profitable. Our lack of operating history makes it difficult to evaluate our business and prospects and may increase the risks associated with an investment in our Common Stock.

Since our formation, we have never been profitable. Our lack of operating history makes it difficult to evaluate our business and prospects and there can be no guarantee that we will ever be profitable. Furthermore, we do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements for our business will not exceed our estimates. In particular, additional capital may be required if our operating costs increase beyond our expectations or we encounter greater costs associated with general and administrative expenses or other costs.

We may not be able to execute our business plan or stay in business without additional or adequate funding.

Our ability to successfully develop our business, generate operating revenues and achieve profitability will depend upon our ability to obtain the necessary or adequate financing to implement our business plan. We will require financing through the issuance of additional debt and/or equity to implement our business plan, including identifying, acquiring and distributing consumer products, building inventory, hiring additional personnel as needed and eventually establishing profitable operations. Such financing may not be forthcoming. As has been widely reported, global and domestic financial markets and economic conditions have been, and continue to be, disrupted and volatile due to a variety of factors, including, but not limited to, economic conditions caused by the COVID-19 pandemic. As a result, the cost of raising money in the debt and equity capital markets may increase while the availability of funds from those markets could diminished significantly, even more so for smaller companies like ours. If such conditions and constraints exist, we may not be able to acquire funds either through credit markets or through equity markets and, even if financing is available, it may not be available on terms which we find favorable. Failure to secure funding when needed will have an adverse effect on our ability to meet our obligations and remain in business.

The lack of a Board comprised of a majority of independent directors prior to our initial public offering might have resulted in transactions or the resolution of disputes on terms less favorable as those that might have been negotiated had the Board been comprised of a majority of independent directors.

Prior to the date of this prospectus, our board of directors (the “Board”) was not comprised of a majority of independent directors, as required by Nasdaq Rules for companies with securities listed on NASDAQ. As a result, actual or potential conflicts of interest might have existed in connection with previous transactions or the resolution of disputes involving the Company or the Board, particularly those in which directors of the Company might have had a direct or indirect interest. Accordingly, there can be no assurance that transactions or the resolution of disputes occurring prior to the date of this prospectus were negotiated on terms as favorable as those that might have been negotiated had the Board been comprised of a majority of independent directors.

We will have a Board with new members and an even number of directors.

Following the resignation of a Board member on March 20, 2023, the Company’s Board will consist of up to three (3) new independent members. The new directors have not worked together or with management. The new directors will have different backgrounds, experiences and perspectives from those individuals who have historically served on our Board and may have different views on the direction of our business. The effect of implementation of those views may be difficult to predict and may result in conflict amongst the Board members or with management, at least in the short term, and could result in disruption of the strategic direction of our business. Furthermore, following the appointments of our three (3) independent director nominees to the Board, which will occur upon the first day of trading of the Company stock, we will have an even number of directors on our Board. With an even number of directors, the Board could deadlock on certain issues.

Additionally, the ability of the new directors to quickly expand their knowledge of our business operations will be critical to their ability to make informed decisions about our business and strategies, particularly given the competitive environment in which we operate. There can be no assurance that our new directors will have the ability to gain the requisite knowledge in a timely matter.

An independent member of our Board of Directors has resigned. The Company will need to attract another independent board member to be in compliance with NASDAQ rule 5600, Corporate Governance Requirements.

On March 20, 2023, William Wise resigned from the Board of Directors. Mr. Wise was (i) a member of the Company’s audit committee and the nominating and corporate governance committee; and (ii) chair of the compensation committee. To meet the NASDAQ Capital Market’s corporate governance requirement for a board of directors comprised of a majority of independent directors (NASDAQ Rule 5605(b)(1) Majority Independent Board), NYIAX will seek to recruit another independent board member. Without an additional independent board member, the Company cannot list its securities on the NASDAQ Capital Market.

Legislation and regulation of online businesses, including privacy and data protection regulations/restrictions, could create unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our technology platform or business model, which could have a material adverse effect on our business.

Government regulation could increase the costs of doing business online. U.S. and foreign governments have enacted or are considering legislation related to online advertising and we expect to see an increase in legislation and regulation related to advertising online, the use of geo-location data to inform advertising, the collection and use of anonymous Internet user data and unique device identifiers, such as IP address or unique mobile device identifiers, and other data protection and privacy regulation. Recent revelations about bulk online data collection by the National Security Agency, and news articles suggesting that the National Security Agency may gather data from cookies placed by Internet advertisers to deliver interest-based advertising, may further interest governments in legislation regulating data collection by commercial entities, such as advertisers and publishers and technology companies that serve the advertising industry. Such legislation could affect the costs of doing business online and could reduce the demand for our solution or otherwise harm our business, financial condition and results of operations. For example, a wide variety of provincial, state, national and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer and other processing of personal data. Our failure to comply with applicable laws and regulations, or to protect personal data, could result in enforcement action against us, including fines, imprisonment of our officers and public censure, claims for damages by consumers and other affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse impact on our business, financial condition and results of operations. Even the perception of privacy concerns, whether or not valid, could harm our reputation and inhibit adoption of our solution by current and future advertisers and advertising agencies.

Fee pressure may result in a reduction in the fees we are able to charge on our platform, which could have a material adverse effect on our business.

Fee pressure would be any pressure from publishers or advertisers to reduce the percentage that NYIAX would receive due to the downturn of the value of instruments or specific instruments including mismatched pricing. Fee pressures also have to do with the cyclicality of the advertising market, which is dependent upon the spend based on the particular time of the year. Any fee pressure could have a material adverse impact on the Company’s business and results of operations.

Projecting the market’s acceptance of a new price or structure is imperfect and we may price too high or too low, both of which may carry adverse consequences.

If our estimates related to expenditures are inaccurate, our business may fail.

Our success is dependent in part upon the accuracy of our management’s estimates of expenditures for the next twelve months and beyond. If such estimates are inaccurate, or we encounter unforeseen expenses and delays, we may not be able to carry out our business plan, which could result in the failure of our business.

Because we rely on third-party blockchain technologies, users of our platform could be subject to blockchain protocol risks.

Reliance upon other third-party blockchain technologies to create our platform subjects us and our customers to the risk of ecosystem malfunction, unintended function, unexpected functioning of, or attack on, the providers’ blockchain protocol, which may cause our platform to malfunction or function in an unexpected manner, including, but not limited to, slowdown or complete cessation in functionality of the platform.

We depend on a limited number of customers and the loss of one or more of these customers could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2022, three Media Sellers represented approximately 51%, 12% and 10% respectively of revenue, net. As of December 31, 2022, two Media Buyers represented for 67% and 20% of accounts receivable. As of December 31, 2022, two Media Sellers represented of 61% and 8% of accounts payable.

As of December 31, 2021, two Media Buyers represented for 45% and 41% of accounts receivable; three Media Sellers represented for 30%, 26% and 11% of net revenue, respectively; and three Media Sellers represented for 39%, 14% and 10% of accounts payable, respectively.

Due to the concentration of revenues from a limited number of customers, if we do not receive the payments from or if our relationships become impaired with any of these major customers, our revenue, results of operation and financial condition will be negatively impacted.

In addition, we cannot assure that any of our customers in the future will not cease using our products and services, significantly reduce orders or seek price reductions in the future, and any such event could have a material adverse effect on our revenue, profitability, and results of operations.

Our revenue and operating results will be highly dependent on the overall demand for advertising and could fluctuate significantly depending upon various factors, such as seasonal fluctuations and market changes. Factors that affect the amount of advertising spending, such as economic downturns, particularly in the fourth quarter of our fiscal year, will make it difficult to predict our revenue, and could cause our operating results to fall below investors’ expectations and adversely affect our business and financial condition.

Our business depends on the overall demand for advertising and on the economic health of our current and prospective sellers and buyers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly affected. Many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing, and buyers may spend more in the fourth quarter for budget reasons. As a result, any events that reduce the amount of advertising spending during the fourth quarter or reduce the amount of inventory available to buyers during that period, could have a disproportionate adverse effect on our revenue and operating results for that fiscal year. Economic downturns or instability in political or market conditions generally may cause current or new advertisers to reduce their advertising budgets. Reductions in inventory due to loss of sellers would make our solution less robust and attractive to buyers. Adverse economic conditions and general uncertainty about economic recovery are likely to affect our business prospects. Uncertainty regarding economic conditions in the United States and other countries may cause general business conditions in the United States and elsewhere to deteriorate or become volatile, which could cause buyers to delay, decrease or cancel purchases, exposing us to reduced demand for our solution, and increased credit risk on buyer orders. Moreover, any changes in the favorable tax treatment of advertising expenses and the deductibility thereof would likely cause a reduction in advertising demand. In addition, concerns over the sovereign debt situation in certain countries in the European Union as well as continued geopolitical turmoil in many parts of the world have and may continue to put pressure on global economic conditions, which could lead to reduced spending on advertising.

Our revenue, cash flow from operations, operating results and other key operating and financial measures may vary from quarter to quarter due to the seasonal nature of advertiser spending. For example, many advertisers devote a disproportionate amount of their advertising budgets to the fourth quarter of the calendar year to coincide with increased holiday purchasing. Moreover, advertising inventory in the fourth quarter may be more expensive due to increased demand for advertising inventory.

Our revenue can vary greatly from period to period and it is dependent on several factors, including on our business development team. Our net revenue decreased sequentially quarter on quarter in 2022.

Our business is in the early stage and depends on the overall demand for digital advertising, the economic health of our current and prospective sellers and buyers and the on-boarding of new Media Contracts, which can vary greatly from period to period. We currently have only a limited number of buyers and sellers on our platform and need to increase the number of Media Contracts in order to increase our revenues. Obtaining new Media Contracts is dependent on several factors, including on our new business development (sales and representatives) team, which headcount has decreased from eleven at December 31, 2021 to three at December 31, 2022. (At March 31, 2021, the business development headcount was one and revenue for the three-month period ended March 31, 2021 was nil.) In addition, our revenue from quarter to quarter has decreased for the three quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, and increased for the quarter ended December 31, 2022 as follows:

March 31, 2022	$485,065
June 30, 2022	339,423
September 30, 2022	124,987
December 31, 2022	374,830

There can be no assurance that we will be able to increase the number of Media Contracts or our overall revenue. In the event that we are unable to increase the number of Media Contracts on our platform, we will not be able to increase revenues and may be unable to continue in business.

Our business depends substantially on the continuing efforts of our executive officers and key employees, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers and key employees. If one or more of our executive officers and key employees are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. The loss of any of our officers, including the chief executive officer, and key employees could cause our business to be disrupted, and we may incur additional expenses to recruit and retain their replacements. On May 26, 2022, Robert E. Ainbinder resigned as our Chief Executive Officer, while he continues to serve as a Director of the Company. On the same day, Christopher Hogan, our Chief Operating Officer, was appointed Interim Chief Executive Officer and President. The Board of Directors will be exploring candidates for the position of Chief Executive Officer.

Our management team has limited experience managing a public company and we will incur significantly increased costs and devote substantial management time as a result of operating as a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules, and regulations that govern public companies. As a public company, we are subject to significant obligations relating to reporting, procedures and internal controls, and our management team may not successfully or efficiently manage such obligations. These obligations and scrutiny will require significant attention from our management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, results of operations, and financial condition. We expect that compliance with these requirements will increase our compliance costs. We will need to hire additional accounting, financial, and legal staff with appropriate public company experience and technical accounting knowledge and will need to establish an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of these costs.

We may be subject to litigation from time to time during the normal course of business, which may adversely affect our business, financial condition and results of operations.

Although we are not currently subject to any material pending litigation proceedings, from time to time in the normal course of business or otherwise, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

We will be subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our shareholders could receive less information than they might expect to receive from more mature public companies.

Upon the completion of our initial public offering, we will be required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We would remain an emerging growth company for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Because we will be subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, our shareholders could receive less information than they might expect to receive from more mature public companies. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.

If we fail to establish and maintain effective internal controls, our ability to produce accurate financial statements and other disclosures on a timely basis could be impaired.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our principal executive and financial officers.

We are also continuing to expand our internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC.

We have identified material weaknesses in our internal control over financial reporting in connection with the preparation of our financial statements for the periods ended September 30, 2021 and 2022, and the fiscal years ended December 31, 2022, 2021 and 2020, and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate our material weakness or if we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, meet our reporting obligations, or prevent fraud. Failure to comply with requirements to design, implement and maintain effective internal controls or any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our securities. (see item 9A for further details)

Prior to this offering, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. In connection with the review of our consolidated financial statements for the period ended September 30, 2021 and the years ended December 31, 2022, 2021 and 2020 included in this prospectus, our management identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we identified certain payments made that were not in accordance with our policies, including reimbursement of expenses more than amounts owed, reimbursement of expenses without adequate documentation, and inadequate reporting of amounts paid to contractors.

The material weaknesses identified by management are related to material errors over our financial reporting which required the restatement of our financial statements for the year ended December 31, 2021 and the nine-month period ended September 30, 2021. As of the date hereof, these material weaknesses have not been remedied. Specifically, these material weaknesses relate to the following:

●	Material out of period adjustments over our accounting of deferred offering cost and debt discount fees related to the Boustead Securities, LLC underwriting and financing fee agreement. The Boustead Securities LLC fees were not recorded in the year ended December 31, 2021 and the nine-month period ended September 30, 2021.

●	For the year ended December 31, 2021 and the nine-month period ended September 30, 2021, the Company did not properly account for its principal stockholder share-based payment awards. The principal stockholder share-based payment awards required the Company to record the value of the compensation as share-based compensation as performance conditions were met. The share-based compensation expenses were not recorded in the year ended December 31, 2021 and the nine-month period ended September 30, 2021.

For the year ended December 31, 2022 and as of March 31, 2023, there were material weakness identified in the Company’s Information Technology General Controls (“ITGCs”). The control deficiencies identified were over the design of internal controls surrounding user access security, and change management for the Company’s internally developed applications and external financial-based software used by the Company. These deficiencies were in regards to user access provisioning, terminations, user access review, change management, segregation of duties of developers and migrators. The Company’s ITGCs were not designed and not operating effectively to ensure (i) appropriate segregation of duties were in place to perform program changes and (ii) activities of individuals with access to modify data and make program changes not being appropriately monitored. These control deficiencies aggregated to a Material Weakness for Information Technology General Controls for absence and limited or no presence of compensating IT Controls that mitigate the risk associated with the IT deficiencies. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

The restatement matters were primarily the result of our lack of internal controls over completeness of contract recording and accounting personnel that lack experience in SEC reporting regulation.

As part of our plan to remediate these material weaknesses, we have adopted the following remediation efforts to improve our internal controls:

●	Hired incremental financial staff

●	Established separation of duties for cash payments

●	Instituted new policies for:

●	Expense and payment approvals

●	Payment procedures that include segregation of duties

●	Travel and entertainment reimbursement (revisions of previous policies)

●	Ethics

●	Reviewed payments to contractors

●	Reinforced policies regarding board approval of all material contracts

●	Will be retaining experienced accounting personnel that have experience in SEC reporting regulation after the IPO is completed.

Risks Related to the Advertising Technology Industry, Market and Competition

The digital advertising market is relatively new, dependent on growth in various digital advertising channels, and vulnerable to adverse public perceptions and increased regulatory responses. If this market develops more slowly or differently than we expect, or if issues encountered by other participants or the industry generally are imputed to or affect us, our business, growth prospects and financial condition would be adversely affected. Our technology could become obsolete and increased competition could adversely affect our business.

The digital advertising market is relatively new, and our solution may not achieve or sustain high levels of demand and market acceptance. While display advertising has been used successfully for many years, marketing via new digital advertising channels, such as mobile and social media and digital video advertising, is not as well established. The future growth of our business could be constrained by the level of acceptance and expansion of emerging digital advertising channels, as well as the continued use and growth of existing channels, such as digital display advertising, in which our capabilities are more established.

Further, the digital advertising industry is complex, and evolving, and there are relatively few publicly traded companies operating in the business. Consequently, the digital advertising industry may not be as widely followed or understood in the financial markets as more mature industries. Problems experienced by one industry participant (even private companies) or issues affecting a part of the business have the potential to have adverse effects on other participants in the industry or even the entire industry. Emerging understanding of how the digital advertising industry operates has spurred privacy concerns and misgivings about exploitation of consumer information and prompted regulatory responses that limit operational flexibility and impose compliance costs upon industry participants. As a general matter the digital advertising business is relatively new and digital advertising companies and their specific product and service offerings are not well understood.

Any expansion of the market for digital advertising solutions depends on several factors, including social and regulatory acceptance, the growth of the digital advertising market, the growth of social, mobile and video as advertising channels, and the actual or perceived technological viability, quality, cost, performance and value associated with emerging digital advertising solutions. If demand for digital display advertising and adoption of automation does not continue to grow, or if digital advertising solutions or advertising automation do not achieve widespread adoption, or there is a reduction in demand for digital advertising caused by weakening economic conditions, decreases in corporate spending, quality, viewability, malware issues or other issues associated with buyers, advertising channels or inventory, negative perceptions of digital advertising, additional regulatory requirements, or other factors, or if we fail to develop or acquire capabilities to meet the evolving business and regulatory requirements and needs of buyers and sellers of multi-channel advertising, our competitive position will be weakened and our revenue and results of operations could be harmed.

Our future operating results depend on market adoption by both advertisers and publishers, which could take a long period of time or may not happen at all. Any delay or failure to adopt by either Media Buyers or Media Sellers could delay revenue or recognition of revenue.

We operate in an intensely competitive market that includes companies that have greater financial, technical and marketing resources than we do. If we do not effectively compete against current and future competitors, our business, results of operations, and financial condition could be harmed.

There are other competitors which have vast access to resources and could have the ability to replicate a similar business model in time or with a highly scalable and financially rigorous transaction platform. Our ability to compete successfully depends on elements both within and outside of our control. We will face significant competition from major global companies as well as smaller companies focused on specific market niches. In addition, companies not currently in direct competition with us may introduce competing products in the future.

Our inability to compete effectively could materially adversely affect our business and results of operations. Products or technologies developed by competitors that are larger and have more substantial research and development budgets, or that are smaller and more targeted in their development efforts, may render our products or technologies obsolete or noncompetitive. We also may be unable to market and sell our products if they are not competitive on the basis of price, quality, technical performance, execution, features, system compatibility, customized design, innovation, availability, delivery timing and/or reliability. If we fail to compete effectively on developing strategic relationships with customers, our sales and revenue may be materially adversely affected. Competitive pressures may limit our ability to transact business, raise prices, and any inability to maintain revenue or raise prices to offset increases in costs could have a significant adverse effect on our gross margin. Reduced sales and lower gross margins would materially adversely affect our business and results of operations.

Technology breaches or failures, including those resulting from a malicious cyber-attack on us or our business partners and service providers, could disrupt or otherwise negatively impact our business.

We will rely on information technology systems, including systems of Nasdaq Technology AB (“Nasdaq”), a wholly-owned subsidiary of Nasdaq, Inc., as part of our agreement with Nasdaq to process, transmit, store and protect the electronic information, financial data and proprietary models that are critical to our business. Furthermore, a significant portion of the communications between our employees and our business, banking and investment partners depends on information technology and electronic information exchange. Like all companies, our information technology systems and Nasdaq’s are vulnerable to data breaches, interruptions or failures due to events that may be beyond our control, including, but not limited to, natural disasters, theft, terrorist attacks, computer viruses, hackers and general technology failures.

Errors or failures in our software and transaction systems with Nasdaq could adversely affect our operating results and growth prospects. Moreover, errors in debugging or breaks in our system could create delay in publisher and advertiser adoption, which would have adverse effect on our business.

We believe that we have established and implemented appropriate security measures, controls and procedures to safeguard our information technology systems and to prevent unauthorized access to such systems and any data processed or stored in such systems and procedures. Despite these safeguards, disruptions to and breaches of our information technology systems are possible and may negatively impact our business. We have not secured insurance coverage designed to specifically protect us from an economic loss resulting from such events.

Our future success is dependent on Internet technology developments and our ability to adapt to these and other technological changes and to meet evolving industry standards.

Our ability to operate our business is dependent on the development and maintenance of Internet technology as well as our ability to adapt our solutions to changes in Internet technology.

We may encounter difficulties responding to these and other technological changes that could delay our introduction of products and services. The software and tech industries are characterized by rapid technological change and obsolescence, frequent product introduction, and evolving industry standards. Our future success will, to a significant extent, depend on our ability to enhance our existing products, develop and introduce new products, satisfy an expanded range of customer needs, and achieve market acceptance. We may not have sufficient resources to make the necessary investments to develop and implement the technological advances required to operate our business or maintain a competitive position.

Our intellectual property is valuable and integral to our success and competitive position. Any misuse of our intellectual property by others could harm our business, reputation and competitive position.

Our patent, copyrights, trade secrets and designs are valuable and integral to our success and competitive position. Despite our efforts to protect our intellectual property rights, we cannot assure you that we will be able to adequately protect our proprietary rights through reliance on a combination of patent, copyrights, trade secrets, confidentiality procedures, contractual provisions and technical measures from outside influences. Protection of trade secrets and other intellectual property rights in the markets in which we operate and compete is highly uncertain and may involve complex legal questions. In addition, the laws of various foreign countries may not protect our intellectual property rights to the same extent as laws in the United States. We cannot completely prevent the unauthorized use or infringement of our intellectual property rights, as such prevention is inherently difficult.

We also expect that the more successful we are, the more likely that competitors will try to illegally use our proprietary information and develop products that are like ours, which may infringe on our proprietary rights. In addition, we could potentially lose future trade secret protection for our source code if any unauthorized disclosure of such code occurs. The loss of future trade secret protection could make it easier for third parties to devise and implement competitive products (and services) more easily. Any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information and trade secret protection. If we are unable to protect our proprietary rights or if third parties independently develop or gain access to our or similar technologies, our business, service revenue, reputation and competitive position could be materially adversely affected.

We may be subject to intellectual property rights claims and validity challenges by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Third parties may assert claims of infringement of intellectual property rights in proprietary technology or initiate invalidity proceedings challenging our patents, against us or against our advertisers for which we may be liable or have an indemnification obligation. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim and could distract our management from operating our business. We might not have the necessary capital to defend against any potential claims which could adversely affect our business. There can be no assurance that any patents which we may file will be granted by the USPTO and foreign patent offices in the future.

Although third parties may offer a license to their technology, the terms of any offered license may not be acceptable and the failure to obtain a license or the costs associated with any license could cause our business, financial condition and results of operations to be materially and adversely affected. In addition, some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. Alternatively, we may be required to develop non-infringing technology, which could require significant effort and expense and ultimately may not be successful. Furthermore, a successful claimant could secure a judgment, or we may agree to a settlement that prevents us from distributing certain products or performing certain services or that requires us to pay substantial damages, including treble damages if we are found to have willfully infringed such claimant’s patents or copyrights, royalties or other fees. Any of these events could seriously harm our business financial condition and results of operations.

Risks Relating to our Technological Relationship with Nasdaq

If the NYIAX/Nasdaq platform does not operate up to technological expectations, we may be adversely affected.

We expect to be dependent on relationships with third parties particularly our agreements with Nasdaq to successfully commercialize our planned product lines. Our relationship with Nasdaq is critical to our commercial success and any deterioration or termination of this relationship would result in a material adverse effect on our business and could cause us to cease operations.

Publishers and advertisers may not migrate to the NYIAX platform and continue to use other existing platforms in the market. In such case, the Company will not meet its requisite minimum revenue goals for its agreement with Nasdaq, which could cause the Company to scale down or discontinue its operations.

If the NYIAX/Nasdaq platform does not operate up to technological expectations with respect to functionality and efficiency as compared to its competitors, it is unlikely that publishers and advertisers will continue to use the system thereby adversely affecting the Company’s ability to conduct business and its future operations and financial results.

Our technological relationship with NASDAQ is not an endorsement by NASDAQ of our company, our initial public offering, the value of the securities being offered, the success or failure of our initial public offering or the approval by NASDAQ of a listing of our Common Stock.

We have entered into commercial agreements with Nasdaq Technology AB (“NASDAQ”) to build the NYIAX platform. Our commercial relationship with Nasdaq should not be viewed as an endorsement by NASDAQ of our company, our initial public offering, the value of the securities being offered, the success or failure of our initial public offering or the approval by NASDAQ of a listing of our Common Stock. Nasdaq has not endorsed our securities or our initial public offering and our commercial relationship with Nasdaq does not have any bearing on whether our application to list our common stock on the Nasdaq Capital Market will be approved. Investors should not view our relationship or agreement with NASDAQ as anything other than a commercial agreement among two unrelated parties.

Risk Relating to Possible Regulation and Supervision

Interest-based advertising, or the use of data to draw inferences about a user’s interests and deliver relevant advertising to that user, has come under increasing scrutiny by legislative, regulatory, and self-regulatory bodies in the United States and abroad that focus on consumer protection or data privacy. There may be some self-regulatory activities with regard to rules enforcement and market surveillance required by us in order to maintain an orderly market and forestall any external regulation needs.

We do not believe that our current activities and services provided to buyers and sellers of advertising trigger SEC securities regulation or futures/derivatives regulation of the United States Commodity Futures Trading Commission (“CFTC”). If in the future our services and products are expanded to include products and/or services that could trigger regulatory oversight by a market regulator (e.g. CFTC and/or SEC), we will engage with the appropriate regulator in a timely manner to ensure full compliance with applicable statute and regulations. There can be no assurance that we will be able to comply with future regulatory requirements, in which case we could be forced to discontinue applicable operations.

Risks Related to Our Securities and the Securities Markets.

We have no dividend policy.

The Company does not presently intend to pay cash dividends in the near future, as any earnings must be retained for use in current operations. Investors must not look to an investment in the Company as a source of cash distributions.

There is potential future dilution to our current shareholders’ ownership in the Company.

The Company intends to raise additional capital in the future for working capital and business expansion. As a result, our shareholders will likely experience significant dilution of their ownership in the Company.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities, or the future expirations of lock-up agreements, on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our common stock. In connection with our initial public offering, we will enter into a lock-up agreement that prevents us, subject to certain exceptions, from offering additional shares of capital stock for up to nine (9) months after the closing of our initial public offering. In addition to any adverse effects that may arise upon the expiration of these lock-up agreements, the lock-up provisions in these agreements may be waived, at any time and without notice. If the restrictions under the lock-up agreements are waived, our common stock may become available for resale, subject to applicable law, including without notice, which could reduce the market price for our common stock.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our common stock.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on Nasdaq or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore shareholders may have difficulty selling their shares.

There has been no public market for our common stock, and an active market in which investors can resell their shares of our common stock may not develop.

As of the date of this Annual Report on Form 10-K, there is no public market for our common stock. We have applied to list of our common stock on Nasdaq Stock Market under the symbol “NYX.” There is no guarantee that Nasdaq, or any other exchange or quotation system, will permit our common stock to be listed and traded. If we fail to obtain a listing on Nasdaq, we may seek quotation on the OTCQX Best Market or OTCQB Venture Market operated by OTC Markets Group Inc. These markets are inter-dealer, over-the-counter markets that provide significantly less liquidity than Nasdaq.

Even if our common stock is approved for listing on Nasdaq, a liquid public market for our common stock may not develop. The initial public offering price for our common stock will be determined by negotiation between us and the underwriters based upon several factors, including prevailing market conditions, our historical performance, estimates of our business potential and earnings prospects, and the market valuations of similar companies. The price at which the common stock is traded after our initial public offering and the sales of our common stock by certain selling shareholders may decline below the initial public offering price, meaning that you may experience a decrease in the value of your common stock regardless of our operating performance or prospects.

The market price of our common stock is likely to be volatile, and purchasers of our common stock could lose all or part of your investment.

After our initial public offering and the sales of our common stock by certain selling shareholders, the market price for our common stock is likely to be volatile, in part because our shares have not been traded publicly. In addition, the market price of our common stock may fluctuate significantly in response to several factors, most of which we cannot control, including:

●	actual or anticipated variations in our periodic operating results;

●	increases in market interest rates that lead investors of our common stock to demand a higher investment return;

●	changes in earnings estimates;

●	changes in market valuations of similar companies;

●	actions or announcements by our competitors;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions or departures of key personnel;

●	actions by shareholders;

●	speculation in the media, online forums, or investment community; and

●	our intentions and ability to list our common stock on Nasdaq and our subsequent ability to maintain such listing.

The initial public offering price of our common stock will be determined by negotiations between us and the underwriters based upon many factors and may not be indicative of prices that will prevail following the closing of our initial public offering and the sales of our common stock by certain selling shareholders. Volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the initial public offering price. As a result, investors in our common stock may suffer a loss on their investment.

We may experience extreme stock price volatility unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

Recently, there have been instances of extreme stock price run-ups followed by rapid price declines and strong stock price volatility with a number of recent initial public offerings, especially among companies with relatively smaller public floats. As a relatively small-capitalization company with relatively small public float, we may experience greater stock price volatility, extreme price run-ups, lower trading volume and less liquidity than large-capitalization companies. In particular, our common stock may be subject to rapid and substantial price volatility, low volumes of trades and large spreads in bid and ask prices. Such volatility, including any stock-run up, may be unrelated to our actual or expected operating performance, financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

In addition, if the trading volumes of our common stock are low, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our common stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. As a result of this volatility, investors may experience losses on their investment in our common stock. A decline in the market price of our common stock also could adversely affect our ability to issue additional common stock or other securities and our ability to obtain additional financing in the future. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the common stock they hold or may not be able to sell their common stock at all.

We may not be able to satisfy listing requirements of Nasdaq or obtain or maintain a listing of our common stock on Nasdaq.

If our common stock is listed on Nasdaq, we must meet certain financial and liquidity criteria to maintain such listing. If we violate Nasdaq’s listing requirements, or if we fail to meet any of Nasdaq’s listing standards, our common stock may be delisted. In addition, our Board of Directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from Nasdaq may materially impair our shareholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

Our officers and directors may own a majority of our outstanding common stock after our initial public offering. As a result, they may have the ability to approve all matters submitted to our shareholders for approval.

As of the date hereof, our officers and directors own approximately 20% of our outstanding common stock. Following our initial public offering, or approximately 18.4%, and if the underwriters exercise the over-allotment option in full 18.2%. Such persons therefore may have the ability to approve all matters submitted to our shareholders for approval including:

●	election of our board of directors;

●	removal of any of our directors;

●	any amendments to our articles of incorporation or our bylaws; and

●	adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

In addition, this concentration of ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our shareholders from realizing a premium over our stock price.

We expect to incur significant additional costs as a result of being a public company, which may materially and adversely affect our business, financial condition and results of operations.

Upon completion of our initial public offering and the sales of our common stock by certain selling shareholders, we expect to incur costs associated with corporate governance requirements that will become applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Exchange Act, as well as the rules of the Nasdaq. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. We also expect these rules and regulations to make it more expensive for us to obtain and maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Accordingly, increases in costs incurred as a result of becoming a publicly traded company may materially and adversely affect our business, financial condition and results of operations.

Our stockholders will experience additional dilution due to the 2023B Convertible Note Payable offering.

On April 3, 2023, we commenced the 2023B Convertible Note Payable offering (as defined elsewhere in this Annual Report on Form 10-K).

Pursuant to the 2023B Convertible Note offering we offered up to $2,000,000 of convertible notes to accredited investors. The closing of the offering occurred on June 28, 2023. The 2023B Convertible Notes bear interest at twelve percent (12.0%) per annum, which shall be paid as a Payment-in-Kind in our common stock valued, at $2.00 per share, at the maturity date of the notes. The notes automatically convert into our common stock concurrently with when shares of common stock are sold to the public in the financing event, or in the event the financing event is not completed within eighteen (18) months from the date of the individually issued notes. The additional shares of our common stock issuable upon automatic conversion of the notes could cause the market price of our common stock to decline. In addition, the notes automatically convertible into equity securities would result in dilution of our existing stockholders’ equity interest. A total of approximately 1,970,000 of the 2023B Convertible Notes have been sold.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal offices are located at 180 Maiden Lane, 11th Floor, New York, NY 10005. As of December 31, 2022, we sub-leased one (1) facility in the State of New York for our operations. Our sub-lease expires on June 29, 2025.  The base rent is $14,800  per month, with 2% increase per annum commencing on the first anniversary of lease commencement.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our Common Stock is not quoted, listed or trading on any stock exchange.

HOLDERS

As of the date hereof, there are 278 record holders of our Common Stock.

DIVIDEND POLICY

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings, if any, to fund the development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, tax considerations, legal or contractual restrictions, business prospects, the requirements of current or then-existing debt instruments, general economic conditions and other factors our board of directors may deem relevant.

EQUITY INCENTIVE PLAN

On April 23, 2021, the Board of Directors and shareholders adopted a 2021 Equity Incentive Plan (the “2021 Plan”).

GRANTS UNDER THE 2021 PLAN

In 2021, the Company granted 1,607,500 options at a weighted average exercise price of $4.33 and in 2022 the Company granted 517,500 options at a weighted average exercise price of $4.44.

RECENT SALES OF UNREGISTERED SECURITIES

During the past two fiscal years, the Company made sales of the following unregistered securities:

October 2021 Convertible Note Payable Offering

On October 12, 2021, we conducted a final closing of a private placement (the “October 2021 Convertible Note Payable Offering”) of convertible note payable to accredited investors at a price of $5 per unit with 50% five-year warrant coverage to the dollar value of the convertible note payable with an exercise price of $5 per share. In the offering, we raised total gross proceeds of $7,176,335. The convertible note payable have a 10% annual interest, payable in kind on May 30, 2022, the maturity date. In the event that the Company issues and sells equity securities or debt on or before the maturity date in a financing in which cumulative gross proceeds equal or exceed $5,000,000, the outstanding principal balance of the convertible note payable and all accrued and unpaid interest shall be automatically converted into such equity securities under the same terms and conditions as such financing at a price per share equal to: (a) 80% of the price per share paid by the purchasers of such equity securities or debt in such financing; or (b) If the Company were to complete an IPO with gross proceeds equal or exceed $5,000,000, the conversion price of the notes and all accrued interest from the in-kind payment shall convert at a 15% discount to the IPO offering price. The warrants will expire in five years or at the closing of the Company’s IPO, whichever occurs first.

On May 30, 2022, the 2021 Convertible Note Payable, including an aggregate principal amount of $7,176,335 (excluding deferred debt discount and amortization of discount) and accrued payment-in-kind interest of approximately $742,700 converted to 1,583,807 shares of common stock.

December 2021 Convertible Note Payable Offering

In December 2021, we conducted a private placement (the “December 2021 Convertible Note Payable Offering”) of convertible note payable at a price of $5 per unit with 50% five-year warrant coverage to the dollar value of the convertible note payable with an exercise price of $5 per share. In the offering, we raised $50,000 from one accredited investor. The convertible note payable have a 10% annual interest, payable in kind on December 15, 2022, the maturity date. In the event that the Company issues and sells equity securities or debt on or before the maturity date in a financing in which cumulative gross proceeds equal or exceed $5,000,000, the outstanding principal balance of the convertible note payable and all accrued and unpaid interest shall be automatically converted into such equity securities under the same terms and conditions as such financing at a price per share equal to: (a) 80% of the price per share paid by the purchasers of such equity securities or debt in such financing; or (b) If the Company were to complete an IPO with gross proceeds equal or exceed $5,000,000, the conversion price of the notes and all accrued interest from the in-kind payment shall convert at a 15% discount to the IPO offering price. The warrants will expire in five years or at the closing of the Company’s IPO, whichever occurs first.

2022 Convertible Note Payable Offering

On July 7, 2022, the Company commenced a Convertible Notes Offering pursuant to which it offered up to $6,000,000 of convertible notes to accredited investors pursuant to Rule 506 of Regulation D of the Act (“2022 Convertible Note Offering”). The closing of the offering occurred on November 30, 2022.

Under the original terms of the 2022 Convertible Note Offering, the Company may sell up to $6,000,000 of convertible notes (the “2022 Convertible Notes”). Each of the 2022 Convertible Notes offered in the 2022 Convertible Note Offering has an annual rate of return of twelve percent (12.0%) per annum, which shall be paid as a Payment-in-Kind in the Company’s common stock valued, at five dollars ($5) per share, at the Maturity Date of the 2022 Convertible Notes.

The Maturity Date of the 2022 Convertible Notes shall be the date which is eighteen (18) months from the closing of the 2022 Convertible Note Offering (the “Maturity Date”). Additionally, the Company shall issue with the 2022 Convertible Notes warrant coverage (the “Warrants”) at a rate of one (1) Warrant for every $10 of Notes purchased. Each Warrant shall be exercisable for a period of five (5) years at a price of $5.50 per share.

The outstanding principal balance of the 2022 Convertible Notes and all accrued interest automatically converted into common stock of the Company immediately prior to the Company’s receipt of an effective order from the SEC declaring the registration statement of our initial public offering effective. The shares of common stock issuable upon conversion of the 2022 Convertible Notes are being registered in the registration statement of our initial public offering. The “Conversion Price” of the 2022 Convertible Notes will be at a price per share equal to the lower of the following: (i) 80% of the price per share paid by the purchasers of securities in our initial public offering ($4.00); or (ii) 5.00 if our initial public offering is not completed. In the event that the Company fails to complete a public offering of its common stock resulting in gross proceeds of at least $5 million prior to the Maturity Date, the Conversion Price shall be reduced to $2.50 per share.

At the NYIAX board of directors meetings held on November 7, 2022 and November 15, 2022, the board of directors agreed to amend the following three conditions of the 2022 Convertible Note Payable:

Under the amended terms,

A. The 2022 Convertible Note Payable convert as follows:

(ix) At $2.00 per share concurrently when shares of common stock are sold to the public in the financing event; or

(x) In the event the financing event is not completed within eighteen (18) months from the date of the individually issued notes, the Conversion Price shall be the reduced price of two dollars ($2.00) per share and the Conversion Amount shall automatically be converted into common stock of the Company at $2.00 per share on the Maturity Date.

B. The subscription period will begin as of the date of the first sale of the Offering and terminated November 19, 2022.

C. Annual rate of return of twelve (12.0%) percent simple interest and all interest and principle are paid in the Company’s Common Shares at a value of five ($2.00) dollars per share, or, as Payment-in-Kind, or P-I-K. Interest shall be paid quarterly until maturity.

As of November 30, 2022, all 2022 Convertible Note Payable noteholders have agreed to the amended terms.

As of November 30, 2022, approximately $2,570,000 of the 2022 Convertible Note Payable have been sold. $75,000 of the notes were issued to an insider related party and shall not be registered in the registration statement for such financing event. No offers are being taken as a result of the filing of this registration statement.

Securities Act Exemptions

We deemed all of the above offers, sales and issuances of our securities to be exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, including Regulation D and Rule 506 promulgated thereunder, relative to transactions by an issuer not involving a public offering. All purchasers of securities in transactions exempt from registration pursuant to Regulation D represented to us that they were accredited investors and were acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from such registration.

All certificates representing the securities issued in the transactions described in this Item 5 included appropriate legends setting forth that the securities had not been offered or sold pursuant to a registration statement and describing the applicable restrictions on transfer of the securities.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions, are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements, except as required by law. When used herein, unless the context requires otherwise, references to the “Company,” “we,” “our” and “us” refer to NYIAX, Inc..

Results of Operations For Years Ended and December 31, 2022 and 2021

The following table presents the Company’s comparable financial results between 2022 and 2021:

	For the	For the
	Year	Year
	Ended	Ended
	December 31,	December, 31
	2022	2021
Revenue, net	1,324,305	593,899
Cost of Sales	1,182,303	806,846
Gross Margin	142,002	(212,947)
Operating expenses
Technology and development	1,822,228	1,388,188
Selling, general and administrative	7,869,144	9,834,427
Depreciation and amortization	1,647	6,707
Total operating expenses	9,693,019	11,229,322
Loss from operations	(9,551,017)	(11,442,269)
Other (income) expenses
Interest and debt expense	1,563,162	2,419,121
Other (income) expenses	-	(362,764)
Total other (income) expenses	1,563,162	2,056,357
Loss before provision for income taxes	(11,114,179)	(13,498,626)
Net loss	(11,114,179)	(13,498,626)
Net loss per share - basic and diluted	(0.96)	(1.43)
Weighted average number of common shares outstanding - basic and diluted	11,577,808	9,431,718

Net Revenue

NYIAX’s business model is focused on the creation of a marketplace where the listing of advertising inventory, campaigns and audience can easily be sold through utilization of highly efficient buying and selling technology.

The Company enters into agreements with both the Media Buyers and Media Sellers which set out the terms of the relationship and access to the Company’s platform; the Company considers both the Media Buyers and Media Sellers to be its customers. A media buyer (“Media Buyer”) is typically an advertiser or advertising agency that buys on behalf of an advertiser. Currently, the Media Buyers do not compensate the Company for the use of the platform and other services. A media seller (“Media Seller”) is typically a publisher of content, such as, websites, mobile or desktop applications, podcast, Connected TV (also commonly defined as OTT, over-the-top, and streaming, allowing brands to reach their audience on smart TVs and Internet devices) or other. The Media Sellers compensate the Company for the use of the platform and other services.

NYIAX’s technology platform provides Media Buyers and Media Sellers a marketplace where advertising or audience campaigns are listed, bought, or sold as a durable instrument; thereafter, contract flows directly into the Blockchain for contract management, reconciliation and automation purposes as a count of record. A Blockchain is basically a distributed ledger that tracks transactions among parties, that includes the following fundamental properties applicable to every single transaction: (i) all parties agree that the transaction occurred; (ii) all parties agree on the identities of the individuals participating in the transaction; (iii) all parties agree on the time of the transaction; (iv) the details of the transaction are easy to review and not subject to dispute; and evidence of the transaction persists, unchangeable, over time. The combination of these properties of Blockchain results in a system that, by design, timestamps and records all transactions in a secure and permanent manner, and is easily auditable in the future. Moreover, the ledger is distributed across many participants in the network, and copies are simultaneously updated with every fully participating node in the ecosystem. Due to such distributed nature, the system is highly resilient to downtime. Blockchain allows for immutability, consistency, and continuity of the contracts or advertising contracts from contract formation, execution, and delivery to reconciliation.

NYIAX uses coding through smart contracts (“Smart Contracts”), which are self-executing contracts with the terms of the agreement between buyer and seller being directly written into lines of code. The code and the agreements contained therein exist across a distributed, decentralized Blockchain network, and therefore render transactions traceable, transparent, and irreversible. The use of Smart Contracts allows NYIAX advertising contracts to self-effectuate (reconciling through automation without human intervention), which reduces backend audit and compliance costs for three parties: NYIAX, the Media Buyer and the Media Seller. Finally, all parties to the advertising contracts have the ability to view Blockchain as it populates with the contract formation, execution, and delivery, thereby providing a complete and full audit trail of events and subsequent changes to the contract or advertising contract. To our knowledge, our current implementation of near real time compliance which is displayed to both the advertiser/agency and publisher from contract formation to reconciliation currently does not exist in the advertising industry.

NYIAX connects Media Buyers (brands, advertisers or agencies) and Media Sellers (publishers or media) to execute media advertising sales contracts. NYIAX receives a commission or fee from Media Sellers upon completion of the media advertising contract. NYIAX does not take ownership or positions of the media at any time during the process.

The Company acts as an agent for the Media Seller and is not a principal in the purchase and sale of advertising inventory, data and other add-on features.

Status

In 2020 and 2019, to scale the NYIAX platform in a commercial environment with publishers and advertising agencies, NYIAX Media Sellers a substantially reduced transaction fees. In 2019 and 2020 NYIAX had a single Media Buyer and a single Media Seller for a single campaign. The platform was being used by these customers and NYIAX. This campaign concluded on December 31, 2020.

In the first quarter of 2021, NYIAX reviewed its offering and marketing programs, launched a sales process, and hired a sales team.

The sales team was built in 2021 and subsequently reduced in 2022 due to capital concerns.

Factors Affecting Our Performance

Development of the NYIAX platform is substantially complete, although further features and user capabilities are expected to be added. NYIAX is currently monetizing the platform by building a sales infrastructure and attracting Media Buyers, Media Sellers, and business partners. A business partner is an advertising agency that represents one or more Media Buyers in acquiring media for use.

NYIAX’s Revenue Drivers:

Media Buyer — An advertiser or advertising agency that buys on behalf of an advertiser.

Business Partner — Typically Media Buyers are represented by advertising agencies that perform media planning and buying as an agent for the Media Buyer. The number and quality of the media buyers is pivotal to our success.

Media Sellers — Entities that NYIAX has signed onto the platform with a Master Services.

Sales Representatives — The relationships with Media Buyers, Media Sellers and business partners are key to NYIAX’s success. The quality and number of sales representatives that NYIAX employs directly affects its continued revenue growth.

Media on Exchange — A direct result of contracts between Media Buyers and Media Sellers, Media on Exchange, as reported, is the media that was bought and sold on the platform via our Smart Contract, delivered, reconciled and billed to the Media Buyer.

At times, the Media Buyer and Media Seller will settle the media cost outside the NYIAX Platform. Media on Exchange includes the notional amounts of these settlements.

Media Contracts — A Smart Contract between a Media Seller and Media Buyer. The Company is compensated for the execution of the Smart Contract. The compensation is variable based upon the volume of the contract, the Media Seller and other variables. A Media Contract is analogous to an insertion order whereby delivery, reconciliation and billing take place.

Transaction Fees — NYIAX charges transparent transaction fees.

Transaction fees are charged to the Media Seller (the publisher) for all advertising transactions at variable rates on the gross amount indicated in the Order from each contract. The rates are independent for each Media Seller and vary based on volume of media and service levels.

Transaction fees are billed to the Media Buyer along with the media during the reconciliation process or paid net by the Media Seller. After payment is received for the media and the transaction fee, the cost of the media is then paid to the Media Seller.

Revenue Ramp-Up

NYIAX will build its Business Development (sales and representatives) teams following consummation of this offering. The size, ramp-up and quality of the team will affect net revenue.

Other Factors affecting NYIAX’s Net Revenue

Identifying valuable ad impressions that we can profitably monetize at scale — We continuously review our available inventory from existing publishers across every format (mobile, desktop, digital video, Over the Top Media, CTV, and rich media). The factors we consider to determine which impressions we process include transparency on price, counterparties to the transaction, viewability, brand integrity in regard to ad placement and whether or not the impression is human sourced (also known as fraud). By consistently applying these criteria, we believe that the ad impressions we process will be valuable and marketable to advertisers.

Managing industry dynamics — We operate in the rapidly evolving digital advertising industry. Due to the scale and complexity of the digital advertising ecosystem, direct sales via manual, person-to-person processes are insufficient for delivering a real-time, personalized ad experience, creating the need for programmatic advertising. In turn, advances in programmatic technologies have enabled publishers to auction their ad inventory to more buyers, simultaneously, and in real time through a process referred to as header bidding. Header bidding has also provided advertisers with transparent access to ad impressions. As advertisers keep pace with ongoing changes in the way that consumers view and interact with digital media there will be further innovation and we anticipate that header bidding will be extended into new areas such as OTT/CTV. We believe our focus on publishers and buyers has allowed us to understand their needs and our ongoing innovation has enabled us to quickly adapt to changes in the industry, develop new solutions and do so cost effectively. Our performance depends on our ability to keep pace with industry changes such as header bidding and the evolving needs of our publishers and buyers while continuing our cost efficiency.

Seasonality — The advertising industry experiences seasonal trends that affect many participants in the digital advertising ecosystem. Most notably, advertisers have historically spent relatively more in the fourth quarter of the calendar year to coincide with the holiday shopping season, and relatively less in the first quarter. We expect seasonality trends to continue, and our ability to manage our resources in anticipation of these trends will affect our operating results.

Management’s Plans

NYIAX management’s plans for developing operations and generating substantive revenues and gross margins will require the following:

1.	NYIAX has completed the development the initial platform.

2.	The NYIAX sales team has been signing up Media Sellers and Media Buyers.

3.	NYIAX is currently building out its sales organization. Currently, we have entered into four master service agreements with media buyer organizations, such as advertising agencies that represent a number of brands.

4.	NYIAX expects that based upon this plan that it would not be able to realize substantive revenues until approximately I year from the IPO, or possibly later, depending on investment spend, later.

5.	NYIAX recognizes that its business will require substantial scale in order to achieve profitability. The Company expects that there will be substantial sales, marketing and continued engineering and development costs to generate revenue and maintain the platform. As such, the Company will need to generate revenues at scale in order to become profitable. NYIAX is estimating that it would not be profitable until at least twelve months from investing into a substantial sales team. Current estimates reflect conditions the Company expects to exist, the course of action the Company expects to take, as the current estimates incorporate internal data, historical data, and financial models, all of which are unproven.

Results of Operations

Net Revenue

Net revenue increased to $1,324,305 from $593,899, or $730,406 (123%), from 2021 to 2022, due to increased activity resulting from an active sales and marketing program.

For the year ended December 31, 2022, the Company was compensated for the completion of 1,116 Media Contracts with average compensation of $1,187 per Media Contract. For the year ended December 31, 2021, the Company was compensated for the completion of 280 Media Contracts with average compensation of $2,121 per Media Contract.

The following chart illustrates Media Contracts completed in each of the following quarters of 2022 and 2021 with related quarterly revenue and revenue per contract:

	Media Contracts Completed	Quarterly Revenue	Revenue / Media Contract
Quarter Ending March 31, 2021	-	-	na
Quarter Ending June 30, 2021	20	30,084	1,504
Quarter Ending September 30, 2021	83	81,768	985
Quarter Ending December 31, 2021	177	482,047	2,723
Year Ending December 31, 2021	280

Quarter Ending March 31, 2022	134	485,065	3,620
Quarter Ending June 30, 2022	249	339,423	1,363
Quarter Ending September 30, 2022	417	124,987	300
Quarter Ending December 31, 2022	316	374,830	1,186
Year Ending December 31, 2022	1,116

Obtaining new Media Contracts is dependent on several factors, including on our new business development (sales and representatives) team, which headcount has decreased from eleven at December 31, 2021 to three at March 31, 2023. The following table compares the business development headcount at quarter-end and the Company’s quarterly revenue.

	Quarterly Revenue	Business Development Headcount at Quarter-End
March 31,2021	-	1
June 30, 2021	30,084	6
September 30, 2021	81,768	9
December 31, 2021	482,047	11
March 31, 2022	485,065	13
June 30, 2022	339,423	7
September 30, 2022	124,987	3
December 31, 2022	374,830	3

See “Risk Factors — Our revenue can vary greatly from period to period and it is dependent on several factors, including our business development team. Our net revenue decreased sequentially quarter on quarter in 2022.”

Technology and Development

Technology and Development increased to $1,822,228 from $1,388,188 or $434,040 (31%), from 2021 to 2022. The Company’s technology and development increased due to additional functionality developed for our platform.

Technology and development consist of (i) Product development expenses related to the frontend client user interface and backend systems, ongoing maintenance and operation of the platform, integrations with clients and partners applications, including not limited to product and technology team members and outside services. Except to the extent that such costs are associated with software development that qualify for capitalization, which are then recorded as capitalized software development costs; and (ii) Infrastructure costs such as AWS (Amazon Web Services) or other cloud hosting solutions, Software development tools used for the creation and ongoing management and maintenance of the NYIAX platform and service.

Selling General and Administrative

Selling general and administrative decreased to $7,869,144 from $9,834,427, or $1,965,283 (20%), from 2021 to 2022 primarily resulting from a marked decrease in sales and marketing staff with related expenses and administrative costs related to the Company going public, such as an annual audit. Sales and marketing staff increased from one (year end 2020) to eleven (year end 2021).

Selling general and administrative consists primarily of personnel costs, including salaries, bonuses, employee benefits costs and the Company’s sales and marketing personnel. Sales and marketing expense also includes costs for market development programs, promotional and other marketing activities, and costs associated with the Company’s executive, finance, legal, human resources, compliance, and other administrative personnel, as well as accounting and legal professional services fees, and rent.

Depreciation and Amortization

For the year ended December 31, 2022, compared to the year ended December 31, 2021, depreciation and amortization decreased by approximately $5,000 as property, plant and equipment is fully depreciated.

Amortization capitalized software costs of approximately $197,000 for the years ended December 31, 2022 and 2021 were classified as cost of sales.

Share-Based Compensation

For the year ended December 31, 2022 compared to the year ended December, 31, 2021 share-based compensation decreased to $2,301,735 from $3,887,852, or $1,586,146.

The share-based compensation expense related to stock options and restricted stock awards which are referred to collectively as options and awards granted under the Company’s employee option plans, is measured and recognized in the financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The Company uses the Black-Scholes model to calculate the fair value for all options granted, based on the inputs relevant on the date granted, such as the fair value of our shares, prevailing risk-free interest rate, risk-free interest rate, expected term at issuance, volatility, and dividend rate, etc. The value of the portion of the award is ultimately expected to vest is recognized as expense in the statements of operations on an over the requisite service periods. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. Determining the fair value of stock options awards requires judgement. The Company’s use of the Black-Scholes option pricing model requires the input of subjective assumptions.

For the years ended December 31, 2022 and December 31, 2021, the Company reported the share-based compensation expenses on the statement of operation as follows:

Share-based compensation	December 31, 2022	December 31, 2021
Cost of Sales	62,099	7,940
Technology & development	59,734	19,226
Sales, general and administrative	2,179,902	3,860,686
	2,301,735	3,887,852

PPP loan forgiveness

On May 20, 2021, the U.S. Small Business Administration forgave NYIAX’s Paycheck Protection Loan as authorized by the CARES Act.

In 2021, Company recognized a $361,605 gain upon debt extinguishment from gaining forgiveness for the Company’s Paycheck Protection Loan.

Interest and Debt Expense, net

Interest and debt expense, net — For the year ended December 31, 2022 compared to the year ended December 31, 2021, interest and debt expense decreased to $1,563,162 from $2,419,121, a net decrease of $855,959. The decrease is primarily interest expense related to the convertible notes payable issued in 2021 and converted to common shares in 2022.

Provision for Income Taxes

NYIAX, Inc. is taxed as a “C” Corporation subject to federal, state and local income taxes.

The Company records income tax expense in accordance with ASC - 740 Income Taxes, as amended mandating how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The standards require the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. The Company has analyzed its tax positions and has concluded that as of December 31, 2022 and 2021, no uncertain positions are taken or are expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements.

The Company’s policy is to record interest expense and penalties pertaining to income taxes in operating expenses. For the years ended December 31, 2022 and 2021, there were no interest and penalties expenses recorded and no accrued interest and penalties.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including net operating loss carryforwards (“NOL’s”), and liabilities, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Realization of the deferred income tax asset is dependent on generating sufficient taxable income in future years. The amount of the deferred income tax asset considered realizable, if any, could be reduced in the near term if estimates of future taxable income are reduced.

At December 31, 2022, the Company has available Federal net operating loss carryforwards (“NOLs”), of approximately $23.9 million to reduce future taxable income which do not expire but are limited to 80% of taxable income and approximately 23.9 million in multiple states the earliest expiring in 2040

Cash Flows

Net cash (used) in operating activities was$(5,284.498) and $(6,484,287) for each of the years ended December 31, 2022 and 2021, respectively.

For the year ended December 31, 2022, the net cash used was principally on account of the net loss of $ (11,114,179) less debt discount amortization of $ 1,187,656, share-based compensation of $2,301,735, partially offset by $510,000 of forgiveness by stockholders of payables to stockholder founders, an increase in accounts receivable of $1,121,030, and an increase in accounts payable of $715,178.

For the year ended December 31, 2021, the net cash used in operating activities were principally on account of the net loss of $13,498,626 less debt discount amortization of $1,499,596, share-based compensation of $3,887,852, increase in accounts receivable of $2,592,005, partially offset by increase in accounts payable of $4,094,180.

Net cash provided by financing activities was $3,201,678 and $8,679,838 for each of the years ended December 31, 2022 and 2021, respectively.

For the year ended December 31, 2022, the net cash provided was principally from the proceeds of convertible notes payable, net of discount of $2,364,400, issuance of common stock pursuant to exercise of warrants of $1,285,833, and partially offset by deferred offering costs of the IPO of $468,531 and partially offset by non-cash forgiveness of $510,000 of forgiveness by stockholders of payables to stockholder founders.

For the year ended December 31, 2021, the net cash provided was principally from the proceeds from the issuance of a convertible note in the amount of $6,863,642, exercise of stock warrants of $2,094,148, and partially offset by deferred offering costs of the IPO of $380,000.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure (the “Non-GAAP Measure”), provides investors with additional useful information in evaluating our performance.

We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) interest expense and debt expense, net, (2) depreciation and amortization, (3) share-based compensation expense, and (4) other one-time items.

The Non-GAAP Measures are financial measures that are not required by or presented in accordance with GAAP. We believe that the Non-GAAP Measures, when taken together with our financial results presented in accordance with GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of the Non-GAAP Measures are helpful to our investors as they are measures used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes.

The Non-GAAP Measures are presented for supplemental informational purposes only, have limitations as an analytical tool and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Some of the limitations of the Non-GAAP Measures include that (1) the measures do not properly reflect capital commitments to be paid in the future, (2) although depreciation and amortization are non-cash charges, the underlying assets may need to be replaced and Adjusted EBITDA do not reflect these capital expenditures, (3) Adjusted EBITDA do not consider the impact of share-based compensation expense, which is an ongoing expense for our company and (4) Adjusted EBITDA do not reflect other non-operating expenses, including interest and debt expense. In addition, our use of the Non-GAAP Measures may not be comparable to similarly titled measures of other companies because they may not calculate the Non-GAAP Measures in the same manner, limiting its usefulness as a comparative measure. Because of these limitations, when evaluating our performance, you should consider the Non-GAAP Measures alongside other financial measures, including our net income (loss) and other results stated in accordance with GAAP.

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP:

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021

Net Loss	$(11,114,179)	$(13,498,626)
Reconciliation of Adjusted EBITDA Loss to Net Loss:
Depreciation and amortization	(199,225)	(203,286)
Share-based compensation	(2,301,735)	(3,887,852)
Interest expense	(1,563,162)	(2,419,121)
Total Adjustments of EBITDA Loss to Net Loss	$(4,064,122)	$(6,510,259)
Adjusted EBITDA	$(7,050,057)	$(6,988,367)

Adjusted EBITDA

For the year ended December 31, 2022, compared to the year ended December 31, 2021, the adjusted EBITDA loss increased to $7,050,086 from 6,988,367 or 61,719 (1%), or basically flat.

Although adjusted EBITDA was basically flat during the two periods (a) in 2022 the Company reduced its sales team after increasing the sales team in 2021, (b) increasing various general and administrative costs related to the IPO in 2021 which were consistent in 2022 and (c) an increase in technology and development in 2022 over 2021 as the Company improved the functionality developed for the NYIAX platform.

Going Concern, Liquidity and Capital Resources

The Company believes it does not have sufficient cash to meet working capital and capital requirements for at least twelve months from the issuance of these financial statements.

Historically, the Company’s liquidity needs have been met by the sale of common shares, the issuance of common shares through the exercise of warrants, and issuance of convertible notes payable. Without a new loan or other equity support, the Company would not be able to support the current operating plans through twelve months from the issuance of these financial statements. No assurance can be given at this time, however, as to whether we will be able to raise new equity or loan support.

The Company generated negative cash flows from operations of approximately $5.8 million for the twelve months ended December 31, 2022. Historically, the Company’s liquidity needs have been met by the sale of common shares, the issuance of common shares through the exercise of warrants, and sale of convertible notes payable.

As of December 31, 2022, NYIAX had total current assets of approximately $2.9 million, of which approximately $792,000 was cash, and total current liabilities of approximately $7.4 million.

For the year ended December 31, 2022, the Company’s operations lost approximately $11.1 million of which approximately $3.6 million were non-cash expenses.

For the year ended December 31, 2022, the Company used approximately $5.8 million of cash in operating activities.

To enable the Company to meet immediate capital requirements until longer term requirements can be met, during the first and second quarter of fiscal year 2023, the Company sold convertible notes for two convertible notes offerings (the “2023A Convertible Note Payable” and “2023B Convertible Note Payable”). The 2023A Convertible Note Payable converted to common shares on February 7, 2023. The 2023B Convertible Note Payable will convert upon when shares of common stock are sold to the public in the financing event. $1,970,000 of 2023B Convertible Note Payable were sold as of June 28, 2023 and the 2023B Convertible Note Payable was closed.

The Company is also subject to certain business risks, including dependence on key employees, competition, market acceptance of the Company’s platform, ability to source demand from buyers of advertising inventory and dependence on growth to achieve its business plan.

The Company has been, and could in the future be, adversely affected by health epidemics, such as the global COVID-19 pandemic. While the COVID-19 pandemic has generally accelerated a move from traditional media to digital media, many marketers have decreased or paused their advertising spending as a response to the economic uncertainty, decline in business activity, and other COVID-related impacts, which have negatively impacted, and may continue to negatively impact, our revenue and results of operations, the extent and duration of which we may not be able to accurately predict. As a result, our financial condition and results of operations may be adversely impacted.

During the 2023, the Company sold convertible notes from two convertible notes offerings.

2023A Convertible Note Payable

On January 10, 2023, the Company commenced a Convertible Notes Offering (“2023A Convertible Note Payable”) pursuant to which it offered up to $500,000 of convertible notes. A total of approximately $200,000 of the 2023A Convertible Notes have been sold. The 2023A Convertible Notes convert at two dollars ($2.00) per share concurrently when shares of common stock are sold to the public in the Financing Event, or in the event the Financing Event is not completed within eighteen (18) months from the date of the individually issued notes, the Conversion Price shall be the reduced price of two dollars ($2.00) per share and the conversion amount shall automatically be converted into common stock of the Company at $2.00 per share on the Maturity Date. The annual rate of return was twelve percent (12.0%) per annum, which was paid as a Payment-in-Kind in the Company’s common stock valued at two dollars ($2.00) per share.  Concurrently with the 2023A Convertible Notes, the Company issued warrants (the “Warrants”) at a rate of one (1) Warrant for every ten dollars ($10) principal amount of notes purchased. Each Warrant shall be exercisable for a period of five (5) years at a price of $5.50 per share. See Subsequent Events footnote for more details relating to the 2023A Convertible Note Payable.

The outstanding principal balance of the 2023A Convertible Notes and all accrued interest automatically converted into common stock of the Company on February 7, 2023, immediately prior to the Company’s receipt of an effective order from the SEC declaring the registration statement of its initial public offering effective.

$200,000 of 2023A Convertible Note Payable were sold.

2023B Convertible Note Payable

On April 3, 2023, the Company commenced a Convertible Notes Offering (“2023B Convertible Note Payable”) pursuant to which it will offer up to $2,000,000 of convertible notes.

The 2023A Convertible Notes converts at two dollars ($2.00) per share concurrently when shares of common stock are sold to the public in the Financing Event, or in the event the Financing Event is not completed within eighteen (18) months from the date of the individually issued notes, the Conversion Price shall be the reduced price of two dollars ($2.00) per share and the conversion amount shall automatically be converted into common stock of the Company at $2.00 per share on the Maturity Date. The annual rate of return is twelve percent (12.0%) per annum, which shall be paid as a Payment-in-Kind in the Company’s common stock valued at two dollars ($2.00) per share. Concurrently with the issuance of the 2023B Convertible Notes Payable, the company issues warrants (the “Warrants”) The Warrants were issued at a rate of one half warrant issued for every $10 of notes purchased with an exercise price of four dollars ($4.00).and one half warrant issued for every $10 of notes purchased with an exercise price of two dollars ($2.00). Each Warrant shall be exercisable for a period of five (5) year.

$1.970,000 of 2023B Convertible Note Payable were sold as of June 28, 2023 and the note offering was closed.

Future capital requirements will depend on many factors, including the Company’s rate of revenue growth and its level of expenditures. Additionally, the Company is planning an initial public offering of its common stock. To the extent that the offering is not successful, or that existing capital resources, revenue growth and cash flow from operations are not sufficient to fund future activities, the Company may need to raise additional funds through equity or debt financing or curtail expenses. However, no assurances can be provided that additional funding or alternative financing will be available at terms acceptable to the Company, if at all.

Management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Due to these factors, substantial doubt exists regarding the Company’s ability to continue as a going concern through twelve months from the issuance date of these the financial statements. Management has taken the steps to reduces the losses significantly by curtailing certain aspects of its operations or expansion activities. The financial statements for the period ended December 31, 2022, do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The Company is also subject to certain business risks, including dependence on key employees, competition, market acceptance of the Company’s platform, ability to source demand from buyers of advertising inventory and dependence on growth to achieve its business plan.

Past Offerings

August 2016 Offering

On August 24, 2016, we conducted a final closing of a private placement (the “August 2016 Offering”) of our Common Stock at a price of $3.30 per share to accredited investors. In the offering, we raised a total gross proceeds of $3,232,027 and sold a total of 979,402 shares of Common Stock. The shares were offered through WestPark Capital, Inc. (“WestPark Capital”) as our placement agent on a “best efforts” basis. Our former CEO, Robert E. Ainbinder, Jr., who was then not our CEO but a member of the board of directors, was employed as a registered representative with WestPark Capital at the time this offering was conducted.

We paid the placement agent a commission of 10% of the gross proceeds of the shares sold in the August 2016 Offering. We also issued the placement agent and its designees 165,953 shares of Common Stock, equal to 3% of the then outstanding Common Stock of the Company on a fully diluted basis.

Investors in the August 2016 Offering have a right of first refusal to purchase his or her pro rata share of the Equity Securities, as defined below, that the Company may, from time to time, propose to sell and issue after the August 2016 Offering, other than certain excluded securities including, but not limited to, securities issued to employees, officers, directors and advisors of the Company pursuant to stock option plans; securities issued for consideration other than cash pursuant to a merger, acquisition or business combination; and securities issued pursuant to stock split, stock dividend or recapitalization of the Company. The investor’s pro rata share is equal to the ratio of (a) the number of shares the investor is deemed to be a holder of immediately prior to the issuance of such Equity Securities to (b) the total number of shares of outstanding Common Stock (including all shares of Common Stock issued or issuable upon the exercise of any outstanding warrants, options or other convertible securities) immediately prior to the issuance of the Equity Securities of which the investor is deemed to be a holder immediately prior to the issuance of such Equity Securities. The term “Equity Securities” shall mean (i) any Common Stock, preferred stock or other equity security of the Company, (ii) any security convertible into or exercisable or exchangeable for, with or without consideration, any Common Stock, preferred stock or other equity security (including any option to purchase such a convertible security), (iii) any security carrying any warrant or right to subscribe to or purchase any Common Stock, preferred stock or other equity security, or (iv) any such warrant or right.

In the event that the Company effects an offering of equity or equity linked securities of the Company in an amount of at least $1,000,000 at a pre-money valuation (on a primary basis without taking into account the exercise of any options or warrants) that is lower than the post-money valuation of the Company after completion of the August 2016 Offering (on a primary basis without taking into account the exercise of any options or warrants), each investor in the August 2016 Offering shall receive additional fully-paid and non-assessable shares of the Company’s Common Stock from the Company so that upon receipt of such additional shares, the average cost to each investor in the August 2016 Offering of its shares of the Company’s Common Stock shall be reduced to the same pre-money valuation as that being sold to investors in the later offering that triggers this anti-dilution protection.

July 2017 Offering

On July 31, 2017, NYIAX conducted a final closing of a private placement (the “July 2017 Offering”) of our Common Stock at a price of $4.60 per share to investors. In the offering, NYIAX raised total gross proceeds of $5,498,000, charged to additional paid in capital, and sold a total of 1,195,306 shares of Common Stock.

The Company paid placement agent commissions and other fees of $693,998, charged to additional paid in capital, and issued 154,720 warrants exercisable at $0.01. The placement agent exercised these warrants within the year. The warrants were valued using the Black-Scholes option pricing model at $710,320 with the following assumptions: Volatility 61.7%; Risk-Free interest rate of 1.84%; Expected Term: 4.6 years.

In the event that the Company effects an offering of equity or equity linked securities of the Company in an amount of at least $1,000,000 at a pre-money valuation (on a primary basis without taking into account the exercise of any options or warrants) that is lower than the post-money valuation of the Company after completion of July 2017 Offering (on a primary basis without taking into account the exercise of any options or warrants), each investor in the July 2017 Offering shall receive additional shares so that upon receipt of such additional shares, the average cost to each investor of the July 2017 Offering of its shares of the Company’s Common Stock shall be reduced to a pre-money valuation equal to a twenty percent (20%) discount to the pre-money valuation of the later offering that triggers this anti-dilution protection. Our former CEO, Robert E. Ainbinder, Jr., who was then not our CEO but a member of the board of directors, was employed as a registered representative with WestPark Capital at the time this offering was conducted.

June 2018 Offering

On June 6, 2018, we conducted a final closing of a private placement (the “June 2018 Offering”) of our securities to accredited investors at a price of $5.00 per unit, each consisting of (i) one share of Common Stock and (ii) one 5-year warrant to purchase one quarter of a share of Common Stock at an exercise price of $6.60 per share. In the offering, we raised a total gross proceeds of $5,649,410and sold a total of 1,129,882 units. The units were offered through WestPark Capital as our placement agent on a “best efforts” basis.

We paid the placement agent a commission of 10% of the gross proceeds of the shares sold in the June 2018 Offering. We also (i) paid the placement agent accountable expenses; (ii) issued the placement agent for consideration of $100 by the placement agent, at an exercise price of $3.30 per share, 10-year warrants to purchase 143,135 shares of Common Stock equal to 10% of the total number of Units issued in the June 2018 Offering; and (iii) paid the legal fees of the placement agent in connection with the offering.

In the event that the Company effects an offering of equity or equity linked securities of the Company in an amount of at least $1,000,000 at a pre-money valuation (on a primary basis without taking into account the exercise of any options or warrants) that is lower than the post-money valuation of the Company after completion of the June 2018 Offering (on a primary basis without taking into account the exercise of any options or warrants), each investor in the June 2018 Offering shall receive additional shares so that upon receipt of such additional shares, the average cost to each investor of the June 2018 Offering of its shares of the Company’s Common Stock shall be reduced to a pre-money valuation equal to a twenty percent (20%) discount to the pre-money valuation of the later offering that triggers this anti-dilution protection. Our former CEO, Robert E. Ainbinder, Jr., who was then not our CEO but a member of the board of directors, was employed as a registered representative with WestPark Capital at the time this offering was conducted.

July 2019 Offering

On July 16, 2019, we conducted a final closing of a private placement (the “July 2019 Offering”) of our securities to accredited investors at a price of $5.50 per unit, each consisting of (i) one share of Common Stock and (ii) one 5-year warrant to purchase half of a share of Common Stock at an exercise price of $6.60 per share. In the offering, we raised total gross proceeds of $6,447,435 and sold a total of 1,172,261 units. The units were offered through WestPark Capital as our placement agent on a “best efforts” basis.

We paid the placement agent a commission of 10% of the gross proceeds of the shares sold in the July 2019 Offering. We also (i) paid the placement agent accountable expenses; (ii) issued the placement agent for consideration of $100 by the placement agent, at an exercise price of $3.30 per share, 10-year warrants to purchase 117,226 shares of Common Stock equal to 10% of the total number of Units issued in the July 2019 Offering; and (iii) paid the legal fees of the placement agent in connection with the offering.

In the event that the Company effects an offering of equity or equity linked securities of the Company in an amount of at least $15,000,000 at a price of less than $5.00 per equity security at a pre-money valuation (on a primary basis without taking into account the exercise of any options or warrants) that is lower than the post-money valuation of the Company after completion of the July 2019 Offering (on a primary basis without taking into account the exercise of any options or warrants), each investor in the July 2019 Offering shall receive additional shares so that upon receipt of such additional shares, the average cost to each investor of the July 2019 Offering of its shares of the Company’s Common Stock shall be reduced to a pre-money valuation equal to a twenty percent (20%) discount to the pre-money valuation of the later offering that triggers this anti-dilution protection. Our former CEO, Robert E. Ainbinder, Jr., who was then not our CEO but a member of the board of directors, was employed as a registered representative with WestPark Capital at the time this offering was conducted.

March 2020 Offering

On March 31, 2020, we conducted a final closing of a private placement (the “March 2020 Offering”) pursuant to Rule 506(b) of Regulation D of our securities to accredited investors at a price of $5.50 per unit, each consisting of (i) one share of Common Stock and (ii) one 5-year warrant to purchase half of a share of Common Stock at an exercise price of $6.60 per share. In the offering, we raised total gross proceeds of $2,533,435 and sold a total of 460,616 units.

In the event that the Company effects an offering of equity or equity linked securities of the Company in an amount of less than $15,000,000 at a pre-money valuation (on a primary basis without taking into account the exercise of any options or warrants) that is lower than the post-money valuation of the Company after completion of the March 2020 Offering (on a primary basis without taking into account the exercise of any options or warrants), each investor in the March 2020 Offering shall receive additional fully-paid and non-assessable shares of the Company’s Common Stock from the Company so that upon receipt of such additional shares, the average cost to each investor in the March 2020 Offering of its shares of the Company’s Common Stock shall be reduced to a pre-money valuation equal to a twenty percent (20%) discount to the pre-money valuation of the later offering that triggers this anti-dilution protection.

December 2020 Convertible Note Payable Offering

On December 28, 2020, we conducted a final closing of a private placement (the “December 2020 Convertible Note Payable Offering”) of convertible note payable to accredited investors at a price of $5 per unit with a 50% five-year warrant coverage to the dollar value of the convertible note payable with an exercise price of $5 per share. In the offering, we raised total gross proceeds of $4,004,900. The convertible note payable have a 10% annual interest, payable in cash or in kind on October 30, 2021, the maturity date. In the event that the Company issues and sells equity securities on or before the maturity date in an equity financing in which cumulative gross proceeds equal or exceed $5,000,000, the outstanding principal balance of the convertible note payable and all accrued and unpaid interest shall be automatically converted into such equity securities under the same terms and conditions as such financing at a price per share equal to: (a) 80% of the price per share paid by the purchasers of such equity securities in such financing; or (b) If the Company were to complete an initial public offering (“IPO”) with gross proceeds equal or exceed $5,000,000, the conversion price of the convertible note payable and all accrued interest from the in-kind payment shall convert at a 15% discount to the IPO offering price. The warrants will expire in five years or at the closing of the Company’s IPO, whichever occurs first.

On July 19, 2021, our October 2021 Convertible Note Payable Offering (see below) had cumulative gross proceeds exceeding $5,000,000, which was a triggering event for automatic conversion of all outstanding principal balance of the convertible note payable and all accrued and unpaid interest of the December 2020 Convertible Note Payable Offering into shares of common stock under the same terms and conditions as those equity securities purchased in the October 2021 Convertible Note Payable Offering. Approximately 867,767 shares of common stock were issued pursuant to such conversion.

October 2021 Convertible Note Payable Offering

On October 12, 2021, we conducted a final closing of a private placement (the “October 2021 Convertible Note Payable Offering”) of convertible note payable to accredited investors at a price of $5 per unit with 50% five-year warrant coverage to the dollar value of the convertible note payable with an exercise price of $5 per share. In the offering, we raised total gross proceeds of $7,176,335. The convertible note payable have a 10% annual interest, payable in kind on May 30, 2022, the maturity date. In the event that the Company issues and sells equity securities or debt on or before the maturity date in a financing in which cumulative gross proceeds equal or exceed $5,000,000, the outstanding principal balance of the convertible note payable and all accrued and unpaid interest shall be automatically converted into such equity securities under the same terms and conditions as such financing at a price per share equal to: (a) 80% of the price per share paid by the purchasers of such equity securities or debt in such financing; or (b) If the Company were to complete an IPO with gross proceeds equal or exceed $5,000,000, the conversion price of the notes and all accrued interest from the in-kind payment shall convert at a 15% discount to the IPO offering price. The warrants will expire in five years or at the closing of the Company’s IPO, whichever occurs first.

On May 30, 2022, the 2021 Convertible Note Payable, including an aggregate principal amount of $7,176,335 (excluding deferred debt discount and amortization of discount) and accrued payment-in-kind interest of approximately $742,700 converted to 1,583,807 shares of common stock.

December 2021 Convertible Note Payable Offering

In December 2021, we conducted a private placement (the “December 2021 Convertible Note Payable Offering”) of convertible note payable at a price of $5 per unit with 50% five-year warrant coverage to the dollar value of the convertible note payable with an exercise price of $5 per share. In the offering, we raised $50,000 from one accredited investor. The convertible note payable have a 10% annual interest, payable in kind on December 15, 2022, the maturity date. In the event that the Company issues and sells equity securities or debt on or before the maturity date in a financing in which cumulative gross proceeds equal or exceed $5,000,000, the outstanding principal balance of the convertible note payable and all accrued and unpaid interest shall be automatically converted into such equity securities under the same terms and conditions as such financing at a price per share equal to: (a) 80% of the price per share paid by the purchasers of such equity securities or debt in such financing; or (b) If the Company were to complete an IPO with gross proceeds equal or exceed $5,000,000, the conversion price of the notes and all accrued interest from the in-kind payment shall convert at a 15% discount to the IPO offering price. The warrants will expire in five years or at the closing of the Company’s IPO, whichever occurs first.

2022 Convertible Note Payable Offering

On July 7, 2022, the Company commenced a Convertible Notes Offering pursuant to which it offered up to $6,000,000 of convertible notes to accredited investors pursuant to Rule 506 of Regulation D of the Act (“2022 Convertible Note Offering”). The closing of the offering occurred on November 30, 2022.

Under the original terms of the 2022 Convertible Note Offering, the Company may sell up to $6,000,000 of convertible notes (the “2022 Convertible Notes”). Each of the 2022 Convertible Notes offered in the 2022 Convertible Note Offering has an annual rate of return of twelve percent (12.0%) per annum, which shall be paid as a Payment-in-Kind in the Company’s common stock valued, at five dollars ($5) per share, at the Maturity Date of the 2022 Convertible Notes.

The Maturity Date of the 2022 Convertible Notes shall be the date which is eighteen (18) months from the closing of the 2022 Convertible Note Offering (the “Maturity Date”). Additionally, the Company shall issue with the 2022 Convertible Notes warrant coverage (the “Warrants”) at a rate of one (1) Warrant for every $10 of Notes purchased. Each Warrant shall be exercisable for a period of five (5) years at a price of $5.50 per share.

The outstanding principal balance of the 2022 Convertible Notes and all accrued interest shall automatically convert into common stock of the Company immediately prior to the Company’s receipt of an effective order from the SEC declaring the registration statement of its initial public offering effective. The shares of common stock issuable upon conversion of the 2022 Convertible Notes are being registered in this Registration Statement. The “Conversion Price” of the 2022 Convertible Notes will be at a price per share equal to the lower of the following: (i) 80% of the price per share paid by the purchasers of securities in this Offering ($4.00); or (ii) 5.00 if this Offering is not completed. In the event that the Company fails to complete a public offering of its common stock resulting in gross proceeds of at least $5 million prior to the Maturity Date, the Conversion Price shall be reduced to $2.50 per share.

At the NYIAX board of directors meetings held on November 7, 2022 and November 15, 2022, the board of directors agreed to amend the following three conditions of the 2022 Convertible Note Payable:

Under the amended terms,

A.	The 2022 Convertible Note Payable convert as follows:

(ix)	At $2.00 per share concurrently when shares of common stock are sold to the public in the financing event; or

(x)	In the event the financing event is not completed within eighteen (18) months from the date of the individually issued notes, the Conversion Price shall be the reduced price of two dollars ($2.00) per share and the Conversion Amount shall automatically be converted into common stock of the Company at $2.00 per share on the Maturity Date.

B.	The subscription period will begin as of the date of the first sale of the Offering and terminated November 19, 2022.

C.	Annual rate of return of twelve (12.0%) percent simple interest and all interest and principle are paid in the Company’s Common Shares at a value of five ($2.00) dollars per share, or, as Payment-in-Kind, or P-I-K. Interest shall be paid quarterly until maturity.

As of November 30, 2022, all 2022 Convertible Note Payable noteholders have agreed to the amended terms.

As of November 30, 2022, approximately $2,570,000 of the 2022 Convertible Note Payable have been sold. $75,000 of the notes were issued to an insider related party and shall not be registered in the registration statement for such Financing Event. No offers are being taken as a result of the filing of this registration statement.

Piggy-Back Registration Rights

Each investor in the August 2016 Offering, July 2017 Offering, June 2018 Offering, July 2019 Offering and March 2020 Offering are entitled to standard “piggy back” registration rights on all registrations of the Company effected for other investors. The Company’s underwriters may reduce the number of shares proposed to be registered in any such registration pro rata based on market conditions. The representative of the underwriters of this offering advised the Company that, in its opinion, inclusion in this registration statement of shares of common stock requested by investors of the past offerings exceeds the number of shares of common stock which can be sold in this offering without adversely affecting the marketability of the offering. Accordingly, the Company will not include in this registration statement any shares of common stock requested to be included herein by investors in our prior offerings.

Shareholders’ Agreement

Each shareholder of the Company entered into a Shareholders’ Agreement with the Company which contains restrictions on transfer of their shares including a lock-up provision pursuant to which no person may sell or transfer any shares until that date that is 180 days from the date of an initial public offering of the Company. The Shareholders’ Agreement will terminate upon the earlier to occur of the following: (a) written agreement of holders of 60% of the shares, or (b) upon the occurrence of a public offering, or the Company’s becoming subject to the reporting requirements of Section 12 of the Securities Act.

Other:

NYIAX Platform and Nasdaq Technology

The NYIAX platform was developed in collaboration with Nasdaq in order to bring financial rigor and oversight to the advertising and media ecosystem. NYIAX and Nasdaq have entered into a co-patent agreement for the adaptation of novel financial technology to industries with complex attributes and requirements; such as, advertising and media in order to enhance speed and scale through standardized instruments, which enable discovery, contract creation, and reconciliation with compliance and auditability.

In July 2017, Nasdaq and NYIAX signed a Joint Intellectual Property Ownership Agreement (the “Joint IP Agreement”) setting forth property rights related to a filed co-owned patent which is titled: “SYSTEMS AND METHODS FOR ELECTRONIC CONTINUOUS TRADING OF VARIANT INVENTORIES.” The methodology set forth in the proposed patent allows for the buying and selling of a variety of highly heterogeneous inventories; such as, but not limited to, advertising, insurance, container shipment, SWAPs101, “Designer” Bespoke Tranche, petroleum and industrial Chemicals, agricultural seeds, FLEX Options103, unstructured (presently) debt, real estate, wine and spirits by creation of encoded unique and durable inventory descriptors (defined as “tokens”) from a superset of marketplace defined inventory characteristics (defined as “attributes”). Buyers and sellers can then state their firm buying and selling intentions for such variant inventory instances, setting stage for their continuous electronic matching and contract formation. Pursuant to the Joint IP Agreement, all right, title, and interest to the US Patent Family Members (as defined in the Joint IP Agreement) shall belong jointly to both NYIAX and Nasdaq Inc., including all rights appurtenant such as the right to sue for damages and other remedies available for past infringement. NYIAX does not own foreign rights to the patent. Furthermore, NYIAX may not assign the patent even under a change of control or merger without written consent of Nasdaq, Inc.. In addition, NYIAX shall be permitted to grant non-exclusive licenses under the US Patent Family Members, only to (a) to bona fide clients of NYIAX, and only to the extent necessary to permit such clients to use the services provided by NYIAX in NYIAX’s ordinary course of business, and (b) to bona fide vendors (e.g., cloud providers, consultants, and other vendors) of NYIAX, and only to the extent such licenses are necessary to permit such vendors to assist NYIAX in providing services in NYIAX’s ordinary course of business.

NYIAX’s current business model has utilized this technology to provide a marketplace for Media Buyers and Media Sellers to enter into contracts for the purchase and sale of advertising inventory and audience. Thereby, applying NYIAX’s technology in order to create a transparent and efficient marketplace where participants can discover, execute contract terms and reconcile all aspects of the contract during its lifespan.

NYIAX and Nasdaq have entered into several agreements to build the NYIAX platform. On December 21, 2015, NYIAX and Nasdaq entered into a Design Study Agreement, pursuant to which the design study for adapting and creating of the functional specification to build the NYIAX marketplace and platform was completed. Further, on May 2016, NYIAX entered into a services agreement (the “IT Services Agreement”) with Nasdaq for building and completion of the specification of the design study from December 20, 2015, which included exclusivity and bound Nasdaq to work only with NYIAX until October 2021 in the scope of advertising platforms. On December 30, 2020, NYIAX and Nasdaq entered into an amendment to the IT Services Agreement to extend the term of the agreement for an additional 10 years until April 5, 2032. Nasdaq provides cloud-based marketplace technology to NYIAX, and NYIAX’s adapted utilization of Nasdaq’s technology is a backend infrastructure component of that processes.

Pursuant to the IT Services Agreement, as amended, commencing April 2022, NYIAX is obligated to compensate NASDAQ an annual license fee of $350,000 and revenue sharing of 0.5% to 10% of revenue depending upon various criteria. No expenses were incurred related to the annual license fee and revenue sharing agreements for the years ended December 31 2021 and 2020. No payments were made in 2019, 2020 and 2021 related to the annual license fee and revenue sharing agreements. The Company recognizes expenses related to the NASDAQ annual licensing fee in the period for the which the services related to the annual license are utilized and recognizes expenses related to the NASDAQ revenue sharing in the period that the Company recognizes revenue related to the NASDAQ agreements.

Moreover, on December 8, 2017, NYIAX and Nasdaq jointly filed a patent application for a US patent (Applicants: Nasdaq Technology AB and NYIAX, Inc.), which represents NYIAX and Nasdaq’s combined effort and innovation to extend financial buying and selling platforms in order to bring any type of asset class on exchange. The application was subsequently published on June 13, 2019 and a patent was issued on March 31, 2020 (Patent No. 10,607,291). This joint ownership of innovation and enhancements to the buying and selling platforms extends NYIAX and Nasdaq’s technology cooperation not just for advertising and media, but also for future consideration of other complex contract types which can be bought and sold on a buying and selling platforms. The inventors of patent are Richard Payne, Valery Gridnev from Nasdaq Technology AB and Mark Grinbaum, Carolina Abenante and Sergey Tsoy from NYIAX. We currently have no concrete plans to extend our platform to other industries other than advertising.

Other Contractual Obligations

In September 2021, the Company entered into an operating sub-lease for office space at 180 Maiden Lane, New York, NY 10005. The sub-lease will expire on June 29, 2025. Base rent is $14,800 per month, with 2% increase per annum commencing on the first anniversary of lease commencement. There is a rent concession of three months following November 1, 2021.

Off-Balance Sheet Obligations and Arrangements

Through December 31, 2022, the Company did not have any relationships with unconsolidated organizations or financial relationships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Quantitative and Qualitative Disclosures about Market Risk

All the Company’s revenue, net is derived from Media Buyers and Media Sellers within the United States. NYIAX’s operations are primarily within the United States, although certain contractors are located outside the United States. All contractor payments are denominated in US Dollars. Although we are exposed to market risks in the ordinary course of our business, we do not hedge our activities. These risks include primarily interest rate and inflation risks.

Interest Rate Risks

Our cash consisted of cash in banks accounts insured by the FDIC. In the future, NYIAX will place cash equivalents in marketable securities consist of cash, money market funds, commercial paper, and U.S. Treasury and government debt securities. The primary objective of our investment activities will be to preserve principal while maximizing income without significantly increasing risk.

Increasing Interest Rates may increase investment risk and limit the Company’s ability to sell securities. We do not hedge our activities.

Inflation Risk

We do not believe that inflation has had a material effect on our business, results of operations, or financial condition. If our costs were to become subject to significant inflationary pressures, our inability or failure to do so could adversely affect our business, results of operations, and financial condition. We do not hedge our activities.

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with GAAP. The preparation of the financial statements requires us to make estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue, net and expenses. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from these estimates and assumptions.

We believe estimates and assumptions associated with the evaluation of revenue recognition criteria, including the determination of revenue reporting as net versus gross in our revenue arrangements, as well as internal use software development costs, fair values of share-based awards, and income taxes have the greatest potential impact on our financial statements. Therefore, we consider these to be our critical accounting policies and estimates.

Revenue Recognition

NYIAX brings together Media Buyers (brands, advertisers or agencies) and Media Sellers (publishers or media) to execute media sales contracts. NYIAX receives a fee upon completion of the media contract. NYIAX does not take ownership of or positions in the media at any time during the process.

Generally, the Company bills Media Buyers the gross amount of advertising, including the Company’s commissions or fees in a single invoice and pays the Media Seller upon receipt. The Company’s accounts receivable are recorded at the amount of gross billings for the amounts it is responsible to collect, and accounts payable are recorded at the amount payable to Media Seller.

Substantially all of the Company’s revenues are recognized at the point in time that the (i) contract reconciliations are completed, (ii) accepted by the Media Buyer and Media Seller, and (iii) NYIAX’s performance obligations are completed.

The Company maintains agreements with each Media Buyer and Media Seller which set out the terms of the relationship.

Revenue is recognized based on the five-step process outlined in the Accounting Standards Codification (“ASC”) 606:

Step 1 — Identify the Contract with the Customer — A contract exists when (a) the parties to the contract have approved the contract and are committed to perform their respective obligations, (b) the entity can identify each party’s rights regarding the goods or services to be transferred, (c) the entity can identify the payment terms for the goods or services to be transferred, (d) the contract has commercial substance and it is probably that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Step 2 — Identify Performance Obligations in the Contract — Upon execution of a contract, the Company identifies as performance obligations each promise to transfer to the customer either (a) goods or services that are distinct, or (b) a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. To the extent a contract includes multiple promised goods or services, the Company must apply judgement to determine whether the goods or services are capable of being distinct within the context of the contract. If these criteria are not met, the goods or services are accounted for as a combined performance obligation.

Step 3 — Determine the Transaction Price — When (or as) a performance obligation is satisfied, the Company shall recognize as revenue the amount of the transaction price that is allocated to the performance obligation. The contract terms are used to determine the transaction price. Generally, all contracts include fixed consideration. If a contract did include variable consideration, the Company would determine the amount of variable consideration that should be included in the transaction price based on expected value method. Variable consideration would be included in the transaction price, if in the Company’s judgement, it is probable that a significant future reversal of cumulative revenue under the contract would not occur.

Step 4 — Allocate the Transaction Price — After the transaction price has been determined, the next step is to allocate the transaction price to each performance obligation in the contract. If the contract only has one performance obligation, the entire transaction price will be applied to that obligation. If the contract has multiple performance obligations, the transaction price is allocated to the performance obligations based on the relative standalone selling price at contract inception.

Step 5 — Satisfaction of the Performance Obligations (and Recognize Revenue)–Revenue is recognized when (or as) goods or services are transferred to a customer. The Company satisfies each of its performance obligations by transferring control of the promised good or service underlying that performance obligation to the customer. Control is the ability to direct the use of and obtain substantially all of the remaining benefits from an asset. It includes the ability to prevent other entities from directing the use of and obtaining the benefits from an asset. Indicators that control has passed to the customer include: a present obligation to pay; physical possession of the asset; legal title; risks and rewards of ownership; and acceptance of the asset(s). Performance obligations can be satisfied at a point in time or over time.

The Company has determined that it is acting as an agent for the Media Seller as (i) NYIAX does not obtain control of the Seller’s media (goods& services) before transferring control to the Buyer. The Seller has control of the media. Specifically, NYIAX does not control the specified media before transferring the media to the Media Buyer, the Company is not primarily responsible for the performance of the Media Seller, nor can the Company redirect those services to fulfill any other contracts. (ii) NYIAX does not have inventory or credit risk for the media. And (iii) The Media Seller establishes the pricing in the Smart-Contracts31 (self-executing contracts which are automatically effectuated by the terms of the agreement between buyer and seller), and the Media Buyers and Media Sellers agree to the pricing.

Internally Developed Software

The Company capitalizes or expenses costs associated with creating internally developed software related to the Company’s technology infrastructure in accordance with the following policies.

I — Preliminary project stage activities undertaken in the preliminary project stage are analogous to research and development activities (pre-project planning and evaluation activities) and are expensed as incurred. Pilot projects are also to be expensed as it is deemed to be research and development costs.

II — Application development stage costs are capitalized when all of the following occur:

1.	the preliminary project stage has been completed;

2.	management authorizes and commits to funding the project; and

3.	it is probable that the project will be completed and the software will be used to perform the function intended.

The costs of certain activities typically incurred in this phase are capitalized, which include (but are not limited to):

●	External direct costs when management maintains discreet records of the expenses;

●	Direct payroll and payroll-related costs to the extent discreet time records of the expenses records indicate; and

●	Interest costs (if any incurred at the entity level).

Capitalization ceases at the earlier of when:

i.	it is no longer likely that the project will be completed and placed into service; or

ii.	the project is substantially complete and ready for its intended use.

31	IBM, What are Smart Contracts on Blockchain? IBM.com/topics/smart-contracts Smart contracts are simply programs stored on a blockchain that run when predetermined conditions are met. They typically are used to automate the execution of an agreement so that all participants can be immediately certain of the outcome, without any intermediary’s involvement or time loss. They can also automate a workflow, triggering the next action when conditions are met.

Income Taxes

Financial Accounting Standards Board (“FASB”) has issued guidance mandating how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. The standards requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. Management has analyzed the tax positions taken by the Company, and has concluded that for the years ended December 31, 2022 and 2021 and the three month period ending March 31, 2023 there were no uncertain positions are taken or are expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements.

The Company’s policy is to record interest expense and penalties pertaining to income taxes in operating expenses. For the years ended December 31, 2022 and 2021, there were no interest and penalties expenses recorded and no accrued interest and penalties.

Deferred Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including net operating loss carryforwards (“NOL’s”), and liabilities, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Realization of the deferred income tax asset is dependent on generating sufficient taxable income in future years. The amount of the deferred income tax asset considered realizable, if any, could be reduced in the near term if estimates of future taxable income are reduced.

Share-Based Compensation

The share-based compensation expense related to stock options and restricted stock awards which are referred to collectively as options and awards granted under the Company’s employee option plans, is measured and recognized in the financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. We use the Black-Scholes model to calculate the fair value for all options granted, based on the inputs relevant on the date granted, such as the fair value of our shares, prevailing risk-free interest rate, etc. The value of the portion of the award, after considering potential forfeitures, that is ultimately expected to vest is recognized as expense in our statements of operations on a over the requisite service periods. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. Determining the fair value of stock options awards requires judgment. The Company’s use of the Black-Scholes option pricing model requires the input of subjective assumptions.

Recent Accounting Standards

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NYIAX, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NYIAX, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for each of the two years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

July 20, 2023

NYIAX, Inc.
Balance Sheets
As of December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Assets
Cash	$792,337	$3,387,200
Accounts receivable, net	1,972,034	3,093,066
Prepaid expenses and other current assets	92,497	14,813
Total current assets	2,856,868	6,495,079

Capitalized software development costs, net	393,157	589,735
Property, plant and equipment, net	3,519	4,123
Operating lease right-of-use asset	395,470	537,836
Deferred Offering Costs	848,531	380,000
Security deposit	74,068	74,068
Total assets	$4,571,613	$8,080,841

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,841,046	$4,125,868
Convertible notes payable, net of deferred debt discounts of $214,265 and $913,505 as of December 31, 2022 and December 31, 2021, respectively	2,355,735	6,354,227

Accrued Payment-In-Kind Interest	71,614	443,657
Current portion of operating lease obligations	162,503	135,455
Total current liabilities	7,430,897	11,059,207

Long-term liabilities
Operating lease obligations, net of current maturities	268,385	430,888
Stockholder Payable	100,500	610,500

Total long-term liabilities	368,885	1,041,388
Total liabilities	$7,799,782	12,100,595

Shareholders’ equity (deficit)
Common stock $0.0001 par value, 125,000,000 common shares authorized; 12,370,022 and 10,243,442 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively.	1,237	1,024
Preferred shares: 10,000,000 authorized, none outstanding, par value $0.0001 per share	0	0
Additional Paid in Capital	50,023,446	38,089,295
Accumulated deficit	(53,252,852)	(42,110,073)
Total shareholders’ (deficit) equity	(3,228,169)	(4,019,754)
Total liabilities and shareholders’ (deficit) equity	$4,571,613	$8,080,841

The accompanying notes to the financial statements are an integral part of these financial statements.

NYIAX, Inc.
Statements of Operations
For the Years Ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

Revenue, Net	$1,324,304	$593,899
Cost of Sales	1,182,303	806,846
Gross Margin	142,001	(212,947)

Operating expenses
Technology and development	1,822,228	1,388,188
Selling, general and administrative	7,869,144	9,834,427
Depreciation and amortization	1,647	6,707
Total operating expenses	9,693,019	11,229,322
Loss from operations	(9,551,017)	(11,442,269)
Other (income) expenses
Interest expense, net	1,563,162	2,419,121
PPP Loan forgiveness	-	(361,605)
Miscellaneous income, net		(1,159)
Total other (income) expenses	1,563,162	2,056,357
Loss before provision for income taxes	(11,114,179)	(13,498,626)
Net loss	$(11,114,179)	$(13,498,626)
Net loss per share - basic and diluted	$(0.96)	$(1.43)
Weighted average number of common shares outstanding – basic and diluted	11,577,808	9,431,718

The accompanying notes to the financial statements are an integral part of these financial statements.

NYIAX, Inc.
Statements of Changes in Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2022 and 2021

	Common Stock(a)		Additional
	Shares Outstanding	Amount	Paid in Capital	Accumulated Deficit	Total
Balance – January 1, 2021	8,892,202	$889	$26,154,886	$(28,611,447)	$(2,455,672)
Share-based compensation			3,887,852		3,887,852
Conversion of Convertible 2020 Convertible Note Payable and accrued interest to common shares	867,767	87	4,339,265		4,339,352
Issuance of common stock pursuant to exercise of employee stock options	65,000	6	644		650
Issuance of common stock pursuant to exercise of warrants	418,473	42	2,093,503		2,093,545
Deferred debt discounts on 2021 Convertible Note Payable			1,613,145		1,613,145
Net loss				(13,498,626)	(13,498,626)
Balance – December 31, 2021	10,243,442	1,024	$38,089,295	$(42,110,073)	$(4,019,754)
Balance - January 1, 2022	10,243,442	1,024	38,089,295	(42,110,073)	(4,019,754)
Share-based compensation	-	-	1,694,344	-	1,694,344
Issuance of common stock pursuant to restricted stock awards (share-based compensation)	290,000	29	607,362	-	607,391
Conversion of Convertible 2021 Convertible Note Payable and accrued interest to common shares	1,594,807	159	7,973,848	-	7,974,007
Deemed Dividend from Inducement to Exercise Warrants	-	-	28,600	(28,600)	-
Issuance of common stock pursuant to exercise of warrants	235,693	24	1,285,809	-	1,285,833
Deferred debt discount on 2022 convertible notes payable	-	-	324,213	-	324,213
Issuance of common stock pursuant to exercise of employee stock options	6,060	1	19,975	-	19,976
Net Loss	-	-	-	(11,114,179)	(11,114,179)
Balance - December 31, 2022	12,370,002	1,237	50,023,446	(53,252,852)	(3,228,169)

The accompanying notes to the financial statements are an integral part of these financial statements.

NYIAX, Inc.
Statements of Cash Flows

For the Years Ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021

Cash flows from operating activities
Net loss	(11,114,179)	(13,498,626)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	199,225	203,286
Operating lease right-of-use asset amortization, net	6,913	28,507
Accrued PIK Interest	375,629
Debt discount amortization	1,187,656	1,499,596
Share-based compensation	2,301,735	3,887,852
PPP Loan Forgiveness		(361,605)
Loss on conversion of convertible notes payable		290,109
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,121,030	(2,592,005)
Prepaid expenses and other current assets	(77,685)	38,487
Security deposit	-	(74,068)
Increase (decrease) in:
Accounts payable and accrued expenses	715,178	4,094,180
Total adjustments	5,829,681	7,014,339

Net cash used in operating activities	$(5,284,498)	(6,484,287)

Net cash used in investing activities
Acquisition of Fixed Assets	(2,043)	0
	(2,043)	0

Cash flows from financing activities
Proceeds from convertible notes payable, net of discount	2,364,400	6,863,642
Payable (forgiveness) of founders’ stockholder payable	(510,000)	102,000
Issuance of common stock pursuant to exercise of warrants	1,285,833	2,094,148
Deferred offering costs	(468,531)	(380,000)
Proceeds from issuance of stock		48
Proceeds from issuance of stock upon exercise of Employee Options	19,996	0
Net cash provided by financing activities	2,691,678	8,679,838

Net (decrease) increase in cash and cash equivalents	(2,594,863)	2,195,551

Cash and cash equivalents - Beginning of period	3,387,200	1,191,649

Cash and cash equivalents - End of period	792,337	3,387,200
Supplemental disclosures of non-cash flow investing and financing activities:
Deferred debt discount on convertible note payable	(324,212)	1,613,145
Deemed Dividends	28,600
Conversion of convertible note payable and accrued interest to common shares	7,974,007	4,339,353

The accompanying notes to the financial statements are an integral part of these financial statements.

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

Note 1 — Organization and Nature of Business

Brief Overview:

NYIAX, Inc. (the “Company” or “NYIAX”) was incorporated on July 12, 2012 in the State of Delaware.

NYIAX connects Media Buyers (brands, advertisers or agencies) and Media Sellers (publishers or media) to execute media advertising sales contracts. NYIAX receives a commission or fee upon completion of the media advertising contract. NYIAX does not take ownership or positions of the media at any time during the process.

Going Concern, Liquidity and Capital Resources

The Company believes it does not have sufficient cash to meet working capital and capital requirements for at least twelve months from the issuance of these financial statements.

Historically, the Company’s liquidity needs have been met by the sale of common shares, the issuance of common shares through the exercise of warrants, and issuance of convertible note payable. Without a new loan or other equity support, the Company would not be able to support the current operating plans through twelve months from the issuance of these financial statements. No assurance can be given at this time, however, as to whether we will be able to raise new equity or loan support.

The Company generated negative cash flows from operations of approximately $5.8 million for the twelve months ended December 31, 2022. Historically, the Company’s liquidity needs have been met by the sale of common shares, the issuance of common shares through the exercise of warrants, and sale of convertible notes payable.

As of December 31, 2022, NYIAX had total current assets of approximately $2.9 million, of which approximately $792,000 was cash and total current liabilities of approximately $7.4 million.

For the year ended December 31, 2022, the Company’s operations lost approximately $11.1 million of which approximately $3.6 million were non-cash expenses.

For the year ended December 31, 2022, the Company used approximately $5.8 million of cash in operating activities.

As of December 31, 2022, NYIAX had total current assets of approximately $2.9 million, of which approximately $792,000 was cash and total current liabilities of approximately $7.4 million, including approximately $2.4 million of convertible notes payable and accrued payment-in-kind interest. The convertible note was paid as a payment-in-kind in the Company’s common stock at the maturity date of the Note.

To enable the Company to meet immediate capital requirements until longer term requirements can be met, during the first quarter of fiscal year 2023, the Company sold convertible notes for two 2023 convertible notes offerings (“2023A and 2023B Convertible Note Payable”). 2023A Convertible Note Payable converted to common shares on February 7, 2023. 2023B Convertible Note Payable will convert upon when shares of common stock are sold to the public in the financing event. $1,970,000 of 2023B Convertible Note Payable were sold as of June 28, 2023 and the 2023B Convertible Note Payable was closed.

The Company is also subject to certain business risks, including dependence on key employees, competition, market acceptance of the Company’s platform, ability to source demand from buyers of advertising inventory and dependence on growth to achieve its business plan.

The Company has been and could in the future be adversely affected by health epidemics, such as the global COVID-19 pandemic. While the COVID-19 pandemic has generally accelerated a move from traditional media to digital media, many marketers have decreased or paused their advertising spending as a response to the economic uncertainty, decline in business activity, and other COVID-related impacts, which have negatively impacted, and may continue to negatively impact, our revenue and results of operations, the extent and duration of which we may not be able to accurately predict. As a result, our financial condition and results of operations may be adversely impacted.

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Financial Statements

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from these estimates.

On an on-going basis, management evaluates its estimates, primarily those related to: (1) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (2) allowances for doubtful accounts, (3) the useful lives of property and equipment and capitalized software development costs, (4) income taxes, (5) the valuation of share-based compensation, (6) assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options and warrants and (7) the recognition and disclosure of contingent liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates relating to the valuation of share-based compensation, options and warrants, require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ materially from those estimates under different assumptions or circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents at December 31, 2022 and 2021, respectively.

Accounts Receivable, Net

Accounts receivable consists of amounts billed to Media Buyers. Accounts receivable, net are carried at their contractual amounts, less an estimate for uncollectible amounts. Management estimates the allowance for bad debts based on existing economic conditions, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for bad debts only after all collection attempts have been exhausted.

The Company performs ongoing credit evaluations of Media Buyers. The allowance for doubtful accounts is determined based on historical collection experience and the review in each period of the status of the then-outstanding accounts receivable, while taking into consideration current client information, subsequent collection history and other relevant data. The Company reviews the allowance for doubtful accounts on a quarterly basis. For the years’ ended December 31, 2022 and 2021 the Company had no allowance for doubtful accounts and no write-offs of accounts receivable.

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation and amortization, which is recorded commencing at the in-service date using the straight-line method over the estimated useful lives of the assets, as follows: 3 to 5 years for office equipment and software.

Repair and maintenance costs are expensed as incurred and major improvements are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the Company’s operating results.

Capitalized Software Development Costs

The Company capitalizes or expenses costs associated with creating internally developed software related to the Company’s technology infrastructure in accordance with ASC 350-40, Intangibles — Goodwill and Other — Internal Use Software, that generally relate to software that the Company does not intend to sell or market.

All costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized in accordance ASC 350-40.

Amortization commences when the software is available for its intended use. The estimated useful life of the capitalized software development costs is five years. The Company commenced amortizing the capitalized software development costs related to its platform in January 2020.

Certain long-lived assets including capitalized software development costs are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2022 and 2021, no impairments were recorded on those assets.

Operating Leases

The Company has entered into operating leases consisting principally for the rental of office space. The Company adopted ASC 842. The guidance requires the recognition of right-of-use (“ROU”) assets and related operating lease liabilities on the balance sheet for those leases previously classified as operating leases. The Company adopted this new guidance using the modified retrospective approach.

Under ASC 842, lease expense is recognized as a single lease cost on a straight-line basis over the lease term. The lease term consists of non-cancelable periods and may include options to extend or terminate the lease term, when it is reasonably certain such options will be exercised.

The Company enters into contracts in the normal course of business and assesses whether any such contracts contain a lease. The Company determines if an arrangement is a lease at inception if it conveys the right to control the identified asset for a period of time in exchange for consideration. The Company classifies leases as operating or financing in nature and records the associated lease liability and right-of-use asset on its balance sheet. The lease liability represents the present value of future lease payments, net of lease incentives, discounted using an incremental borrowing rate, which is a management estimate based on the information available at the commencement date of a lease arrangement. With respect to operating lease arrangements, the Company accounts for lease components, and non-lease components that are fixed, as a single lease component. Non-lease components that are variable are expensed as incurred in the consolidated statement of operations. The Company recognizes costs associated with lease arrangements having an initial term of 12 months or less (“short-term leases”) on a straight-line basis over the lease term; such short-term leases are not recorded on the balance sheet.

Lease expense for the years ended December 31, 2022 and 2021 were $197,245 and $63,121, respectively.

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs.

Fair value measurements are based on a fair value hierarchy, based on three levels of inputs, of which the first two are considered observable and the last unobservable, which are the following:

Level 1 —	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
Level 2 —	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted market prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.
Level 3 —	Unobservable inputs. Observable inputs are based on market data obtained from independent sources.

The Company’s financial instruments approximate the carrying amounts of cash, accounts receivable and accounts payable approximate fair value due to the short-term nature of these instruments.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, and accounts receivable. The Company maintains its cash with financial institutions which exceed the Federal Deposit Insurance Corporation (“FDIC”) federally insured limits.

As of December 31, 2022, three Media Sellers represented approximately 51%, 12% and 10% respectively of revenue, net. As of December 31, 2022, two Media Buyer represented for 67% and 20% of accounts receivable. As of December 31, 2022, two Media Sellers represented of 61% and 8% of accounts payable.

As of December 31, 2021, three Media Sellers represented approximately 30%, 26%, and 11%, respectively of revenue, net. As of December 31, 2021, two Media Buyer represented for 45% and 41% of accounts receivable. As of December 31, 2021, four Media Sellers represented of 39%, 14%, 10% and 9% of accounts payable.

Deferred Financing Costs

Deferred financing costs include debt discounts and debt issuance costs related to a recognized debt liability and are presented in the balance sheet as a direct reduction from the carrying value of the debt liability. Amortization of deferred financing costs are included as a component of interest expense. Deferred financing costs are amortized using the effective interest method.

Deferred Offering Costs

Deferred offering costs include specific incremental costs directly attributable to the Company’s initial public. Offering of securities. Deferred offering costs exclude management salaries or other general and administrative expenses. These costs are being deferred and will be charged against the gross proceeds of the offering.

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

Revenue Recognition

NYIAX brings together Media Buyers (brands, advertisers or agencies) and Media Sellers (publishers or media) to execute media sales contracts. NYIAX receives a fee upon completion of the media contract. NYIAX does not take ownership of or positions in the media at any time during the process.

Generally, the Company bills Media Buyers the gross amount of advertising, including the Company’s commissions or fees in a single invoice and pays the Media Seller upon receipt. The Company’s accounts receivable are recorded at the amount of gross billings for the amounts it is responsible to collect, and accounts payable are recorded at the amount payable to Media Seller.

Substantially all of the Company’s revenues are recognized at the point in time that the (i) contract reconciliations are completed, (ii) accepted by the Media Buyer and Media Seller, and (iii) NYIAX’s performance obligations are completed.

The Company maintains agreements with each Media Buyer and Media Seller which set out the terms of the relationship.

Revenue is recognized based on the five-step process outlined in the Accounting Standards Codification (“ASC”) 606:

Step 1 — Identify the Contract with the Customer — A contract exists when (a) the parties to the contract have approved the contract and are committed to perform their respective obligations, (b) the entity can identify each party’s rights regarding the goods or services to be transferred, (c) the entity can identify the payment terms for the goods or services to be transferred, (d) the contract has commercial substance and it is probable that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Step 2 — Identify Performance Obligations in the Contract — Upon execution of a contract, the Company identifies as performance obligations each promise to transfer to the customer either (a) goods or services that are distinct, or (b) a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. To the extent a contract includes multiple promised goods or services, the Company must apply judgement to determine whether the goods or services are capable of being distinct within the context of the contract. If these criteria are not met, the goods or services are accounted for as a combined performance obligation.

Step 3 — Determine the Transaction Price — When (or as) a performance obligation is satisfied, the Company shall recognize as revenue the amount of the transaction price that is allocated to the performance obligation. The contract terms are used to determine the transaction price. Generally, all contracts include fixed consideration. If a contract did include variable consideration, the Company would determine the amount of variable consideration that should be included in the transaction price based on expected value method. Variable consideration would be included in the transaction price, if in the Company’s judgement, it is probable that a significant future reversal of cumulative revenue under the contract would not occur.

Step 4 — Allocate the Transaction Price — After the transaction price has been determined, the next step is to allocate the transaction price to each performance obligation in the contract. If the contract only has one performance obligation, the entire transaction price will be applied to that obligation. If the contract has multiple performance obligations, the transaction price is allocated to the performance obligations based on the relative standalone selling price at contract inception.

Step 5 — Satisfaction of the Performance Obligations (and Recognize Revenue)–Revenue is recognized when (or as) goods or services are transferred to a customer. The Company satisfies each of its performance obligations by transferring control of the promised good or service underlying that performance obligation to the customer. Control is the ability to direct the use of and obtain substantially all of the remaining benefits from an asset. It includes the ability to prevent other entities from directing the use of and obtaining the benefits from an asset. Indicators that control has passed to the customer include: a present obligation to pay; physical possession of the asset; legal title; risks and rewards of ownership; and acceptance of the asset(s). Performance obligations can be satisfied at a point in time or over time.

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

The Company considers both the Media Buyers and Media Sellers to be its customers. However, currently, the Media Buyers do not pay the Company, and only the Media Sellers compensate the Company for the use of the platform and other services. Fees or commissions are established differently for each Media Seller dependent upon various variables, including anticipated volume.

The performance obligations within the Company’s contractual arrangements with customers is satisfied upon the contract reconciliations being completed and accepted by the Media Buyer and Media Seller.

The Company has determined that it is acting as an agent for the Media Seller as (i) NYIAX does not obtain control of the Seller’s media (goods & services) before transferring control to the Buyer. The Seller has control of the media. Specifically, NYIAX does not control the specified media before transferring the media to the Media Buyer, the Company is not primarily responsible for the performance of the Media Seller, nor can the Company redirect those services to fulfill any other contracts. (ii) NYIAX does not have inventory or credit risk for the media. And (iii) the Media Seller establishes the pricing in the Smart-Contracts (self-executing contracts with the terms of the agreement between buyer and seller standardized.) and the Media Buyers and Media Sellers agree on the pricing.

Based on these and other factors, the Company has determined it acts as an agent in the purchase and sale of advertising media inventory and therefore reports revenue on a net basis for the commissions and fees the Company charges after the performance obligations are met.

Cost of sales

Cost of sales consists of datacenter costs (our cloud operations used by our platform to service our customers), amortization expense related to capitalized internal use software development costs, and personnel costs. Personnel costs include salaries, bonuses, share-based compensation, and employee benefit costs, and are primarily attributable to groups which maintains our datacenters, and our client operations group, which is responsible for the integration of new publishers and buyers and providing customer support for existing customers.

Operating Expenses

Technology and development expenses consist of personnel costs, including salaries, bonuses, share-based compensation, and employee benefits costs, and professional services. These expenses include costs incurred in (i) product development related to the front-end client user interface and back-end systems, ongoing maintenance and operation of the platform, integrations with clients and partners applications. Except to the extent that such costs are associated with software development that qualify for capitalization, which are then recorded as capitalized software development costs; and (ii) infrastructure costs such as AWS or other cloud hosting solutions, software development tools used for the creation and ongoing management and maintenance of the NYIAX platform and service.

Selling, general and administrative expenses consist of personnel costs, including salaries, bonuses, share-based compensation, and employee benefits costs, for our employees engaged in sales, business development, executive, finance, legal, and human resources employees. Selling, general and administrative also include expenses related to marketing activities and professional services outside such as legal and accounting services as well as rent expenses.

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

Share-Based Compensation

The share-based compensation expense related to stock options and restricted stock awards which are referred to collectively as options and awards granted under the Company’s employee option plans, is measured and recognized in the financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. The Company uses the Black-Scholes model to calculate the fair value for all options granted, based on the inputs relevant on the date granted, such as the fair value of our shares, prevailing risk-free interest rate, risk-free interest rate, expected term at issuance, volatility, and dividend rate, etc. The value of the portion of the award is ultimately expected to vest is recognized as expense in the statements of operations on an over the requisite service periods. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. Determining the fair value of stock options awards requires judgement. The Company’s use of the Black-Scholes option pricing model requires the input of subjective assumptions.

Income Taxes

The Company records income tax expense in accordance with ASC-740 Income Taxes, as amended mandating how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The standards require the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. The Company has analyzed its tax positions and has concluded that as of December 31, 2022 and 2021, no uncertain positions are taken or are expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements.

The Company’s policy is to record interest expense and penalties pertaining to income taxes in operating expenses. For the years ended December 31, 2022 and 2021, there were no interest and penalties expenses recorded and no accrued interest and penalties.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including net operating loss carry-forwards (“NOL’s”), and liabilities, are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. Realization of the deferred income tax asset is dependent on generating sufficient taxable income in future years. The amount of the deferred income tax asset considered realizable, if any, could be reduced in the near term if estimates of future taxable income are reduced.

Earnings Per Share

In accordance with ASC-260 Earnings Per Share, basic earnings per share (EPS) is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted net income per share per share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding exclude common stock equivalents because their inclusion would be anti-dilutive. The Company has issued employee incentive options and warrants. These employee incentive options and other warrants are excluded from the calculation as the employee incentive options and warrants are anti-dilutive.

As of December 31, 2022 and 2021, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	For the Years Ended December 31,
	2022	2021
Equity Incentive Plans	3,086,626	3,116,626
Common Stock Issuable Upon Conversion of Convertible Notes, including PIK Interest	1,506,829	1,533,998
Selling Agent and Advisor Warrants	23,538	338,653
Warrants Issued with Common Stock Offerings	889,500	1,100,195
Warrants Issued with Convertible Notes Offerings	947,150	704,652
	6,453,643	6,794,124

During 2022 and 2021, approximately 235,693 and 418,473, respectively, warrants issued with convertible notes payable were exercised for proceeds of approximately $1,285,800 and $2,093,000, respectively.

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments are effective for fiscal years beginning after December 15, 2023. The Company evaluated any potential impact from ASU 2021-07 and believes it will have no material impact on our financial results.

Note 3 — Commitments and Licensing Fee

Commitments

On March 23, 2021, the company entered into an engagement letter (the “Engagement Letter”) with Boustead Securities, an advisor to the Company for certain corporate financing transactions. The Engagement Letter provides for Initial Public Offering (“IPO”), Pre-IPO and corporate finance transaction advice and the advisor expressed its intent to enter into an underwriting agreement with the Company to act as the lead underwriter for the proposed IPO on a firm commitment basis.

For financing transactions, including IPO and pre-IPO financings, the advisor would charge the Company (i) seven percent (7%) of the gross amount to be disbursed to the Company from each such investment transaction closing plus, (ii) a non-accountable expense allowance equal to one percent (1%) of the gross amount to the disbursed to the Company from each such investment transaction closing, plus (iii) warrants equal to seven percent (7%) of the gross amount to be received by to the Company from each such investment transaction closing. The warrant exercise price is defined as the lower of: (1) the fair market value price per share of the Company’s common stock as of each such financing closing date, (2) the price per share paid by investors in each respective financing, (3) in the event that securities convertible are sold in the financing, the conversion price of such securities, or (4) in the event that warrants or other rights are issued in the financing, the exercise price of such warrants or other rights. Notwithstanding the foregoing, whatever the Company raises up to the maximum note offering of $12 million during its in-process private placement from March 24, 2021 until April 22, 2021, the fees will be reduced to 33% of the amounts indicated in this paragraph during this time period. The engagement letter established accountable expenses up to an aggregate of $230,000.

The Engagement Letter terminated on the later of (i) eighteen (18) months from the date executed (March 23, 2021) or (ii) twelve months from the completion date of the IPO and the term may be extended pursuant to the engagement letter. Also, the Company agreed that the advisor shall have the right of first refusal (ROFR) for two (2) years from the consummation of a transaction or termination or expiration of the Engagement Letter to act as advisor or as joint financial advisor under at least equal economic terms to the Engagement Letter.

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

In accordance with the Engagement Letter, NYIAX had engaged Boustead Securities as its sole representative, underwriter and financial advisor. The Company was unable to complete the initial public offering at such time. NYIAX requested the SEC declare the offering effective. Upon the SEC approval NYIAX became a 1934 Securities Act reporting company with all the related responsibilities and costs.

In accordance with the ROFR, the Company informed Boustead of its intention to offer the 2023B Convertible Notes Payable.

Licensing Fee

The Company and Nasdaq, Inc (“NASDAQ”) have entered into a Joint Intellectual Property and an Information Technology Services Agreement. Nasdaq provides cloud-based marketplace technology to NYIAX, and NYIAX custom software instance of Nasdaq’s technology is a backend infrastructure component of that processes.

Pursuant to an IT Services Agreement, as amended in December 2020, commencing April 2022, NYIAX is obligated to compensate NASDAQ an annual license fee of $350,000 and revenue sharing of 0.5% to 10% of revenue depending upon various criteria. The Company recognizes expenses related to the NASDAQ annual licensing fee in the period for the which the services related to the annual license are utilized and recognizes expenses related to the NASDAQ revenue sharing in the period that the Company recognizes revenue related to the NASDAQ agreements.

For the year ended December 31, 2022, the Company recorded approximately $262,500 of expense related to the annual license fee and $70,000 of expense related to revenue sharing.

No expenses were incurred related to the revenue sharing agreements for the year ended December 31 2021.

Note 4 — Shareholder Equity:

Authorized and Outstanding Shares

As of December 31, 2022 the Company had authorized 135,000,000 shares consisting of 125,000,000 shares of common stock and 10,000,000 shares of preferred stock each with a par value of $0.0001. During 2021, the Company increased its authorized shares from 20,000,000 shares of common stock at a par value $0.0001 per share to 135,000,000 shares consisting of 125,000,000 shares of common stock and 10,000,000 shares of preferred stock each with a par value of $0.0001

As of December 31, 2022 and 2021, there were 12,370,002 and 10,243,442 common shares outstanding, respectively.

Issuance of Shares to Founders

In 2016, the Company issued 4,233,696 shares to Founders valued at par value, $0.0001 per share. The shares had various restrictions, primarily service periods and vested either immediately or over three years. 604,832 shares were cancelled and did not vest. At December 31 2022 and 2021, 3,628,864 shares were fully vested and outstanding.

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

Registration Rights and Restrictions of Previous Offerings

Investors in the August 2016, July 2017, June 2018, July 2019, and April 2020 Offerings (collective, “Previous Offering(s)”) were entitled to standard “piggyback” registration rights on all registrations of the Company effected for other investors.

In connection with the Previous Offerings, each investor also entered into a Shareholder Agreement with the Company which contains restrictions on transfer of the shares purchased including lock-up provision pursuant to which no person may sell or transfer any shares acquired or any other shares held by it until 180 days from the date of an initial public offering of the Company.

Convertible Notes Payable Conversions to Common Stock

On July 19, 2021, the 2020 Convertible Note Payable issued in 2020 including an aggregate principal amount of $4,004,900 (excluding deferred debt discount and amortization of discount) and accrued payment-in-kind interest of approximately $334,000 converted to 867,767 shares of common stock.

On May 30, 2022, the 2021 Convertible Note Payable, including an aggregate principal amount of $7,176,335 (excluding deferred debt discount and amortization of discount) and accrued payment-in-kind interest of approximately $742,700 converted to 1,583,807 shares of common stock.

On December 21, 2022, the December 2021 Convertible Note Payable, including an aggregate principal amount of $50,000 (excluding deferred debt discount and amortization of discount) and accrued payment-in-kind interest of approximately $5,000 converted to 11,000 shares of common stock.

Warrant Exercises

During 2022, and 2021 approximately 418,473 and 235,693, respectively, warrants issued with convertible notes payable were exercised for proceeds of approximately $1,285,809 and $2,093,000, respectively.

Equity Incentive Plans

On September 6, 2016, the Board of Directors adopted a 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan was approved by our shareholders on September 28, 2016. On January 18, 2018, the Board of Directors and shareholders adopted a 2017 Equity Incentive Plan (the “2017 Plan”). On April 23, 2021, the Board of Directors and shareholders adopted a 2021 Equity Incentive Plan (the “2021 Plan”). (collectively the “Equity Incentive Plans”).

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

13,744,376 options have been authorized under the Equity Incentive Plans as follows:

Options Authorized
2016 Plan	1,139,544
2017 Plan	604,832
2021 Plan	12,000,000
13,744,376

The 2016 Plan shall continue in effect until its termination by the Board; provided, however, that all Awards shall be granted, if at all, within ten (10) years from September 6, 2016. “Award” means an Option, Stock Appreciation Right, Restricted Stock Purchase Right, Restricted Stock Bonus, Restricted Stock Unit, or Stock-Based Award granted under the 2016 Plan. Shares issued pursuant to the 2016 Plan are exempt from requirements of registration and qualification of such securities.

The 2017 Plan shall continue in effect until its termination by the Board; provided, however, that all Awards shall be granted, if at all, within ten (10) years from December 15, 2017. “Award” means an Option, Stock Appreciation Right, Restricted Stock Purchase Right, Restricted Stock Bonus, Restricted Stock Unit, or Stock-Based Award granted under the 2017 Plan. Shares issued pursuant to the 2017 Plan are exempt from requirements of registration and qualification of such securities.

The 2021 Plan shall continue in effect until its termination by the Board; provided, however, that all Awards shall be granted, if at all, within ten (10) years from April 23, 2021. “Award” means an Option, Stock Appreciation Right, Restricted Stock Purchase Right, Restricted Stock Bonus, Restricted Stock Unit, or Stock-Based Award granted under the 2021 Plan. Shares issued pursuant to the 2021 Plan are exempt from requirements of registration and qualification of such securities.

Payment of earned Stock-Based Awards shall be as determined by the Board and as evidenced in the award agreement. Subject to the terms of the Plans, the Board, in its sole discretion, may pay earned Stock-Based Awards in the form of cash or in shares of Stock (or in a combination thereof) that have an aggregate Fair Market Value equal to the value of the earned Share-Based Awards.

Options are not exercisable after the expiration of ten (10) years after the effective date of grant of such Option. All exercises are subject to various the Equity Incentive Plan restrictions.

For the years ended December 31, 2022 and 2021, the Company recorded share based compensation as follows

2022 — Share-based compensation

Share-based compensation related to Equity Plans was allocated as follows:

Cost of sales	$62,099
Technology and development	59,734
Sales, general and administrative	2,179,902
Total	$2,301,735

2021 — Share-based compensation

Share-based compensation related to Equity Plans was allocated as follows:

Cost of sales	$7,940
Technology and development	19,226
Sales, general and administrative	3,860,686
Total	$3,887,852

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

Of the total share-based compensation for the twelve months ended December 31, 2022 of approximately $2.3 million, approximately $607,000 related to the issuance of restricted share units, approximately $200,000 related to principal stockholder share-based payment award, and the remainder, 1,494,000 related to the issuance of options and warrants.

Of the total share-based compensation for the twelve months ended December 31, 2021 of approximately $3.9 million, $1.0 million related to principal stockholder share-based payment award and the remainder related to the issuance of options and warrants.

The fair value of options on the date of grant was estimated based on the Black-Scholes option pricing model. The weighted average assumptions used to value options granted to employees and warrants to contractors for the twelve-month period ending December 31, 2021, was as follows:

Risk-free Interest rate	0.27% – 2.92%
Expected Term at Issuance	5 – 7 years utilizing the practical expedient method in accordance with ASC 718
Volatility	61.7% (The Company used an average volatility of comparable entities, to develop an estimate of expected volatility.)
Dividend Rate	0

The fair value of options on the date of grant was estimated based on the Black-Scholes option pricing model. The weighted average assumptions used to value options granted to employees and warrants to contractors for the twelve-month period ending December 31, 2022, was as follows:

Risk-free Interest rate	2.8%
Expected Term at Issuance	5 – 7 years utilizing the practical expedient method in accordance with ASC 718
Volatility	63.9% (The Company used an average volatility of comparable entities, to develop an estimate of expected volatility.)
Dividend Rate	0

The following table summarizes common stock option and warrant award activity:

	Options	Weighted Average Exercise Price	Remaining Life	Aggregate Intrinsic Value for the Activity During the Years
Balance, January 1, 2021	1,574,126	$2.71	5.0	—
Granted	1,607,500	4.33	10.0
Exercised	(65,000)
(Forfeiture)	—
Balance, December 31, 2021	3,116,626	$4.44	7.0
Exercisable, December 31, 2021	2,405,534	$3.25	6.3

Balance, January 1, 2022	3,116,626	$4.44	7.0
Granted	517,500
Exercised	(6,060)
(Forfeiture)	(555,000)
Balance, December 31, 2022	3,073,066	$5.22	6.0
Exercisable, December 31, 2022	2,711,448	$3.40	7.1

As of December 31, 2021, there were 711,092 unvested options to purchase shares of the Company’s common stock and approximately $1,857,000 of unrecognized share-based compensation expense that the Company expected to recognize over the next twelve months.

As of December 31, 2022, there were 367,678 unvested options to purchase shares of the Company’s common stock and approximately $1,099,000 of unrecognized share-based compensation expense that the Company expected to recognize over the next twelve months.

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

Principal Stockholder Share-based Payment Award

On November 11, 2022 principal stockholders transferred 100,000 of their shares, 50,000 each, to a contractor of the Company; The Company valued the awards on those dates at the most recent price per unit sold by the Company, or $5.00 per share. The expenses, approximately $200,000, was recorded as share-based compensation for the twelve months ended December 31, 2022. There were no performance conditions, in the periods the share-based payment were granted. The Company expensed the awards as share-based compensation as consistent with the Codification of Staff Accounting Bulletins Topic 5: Miscellaneous Accounting, T. Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).

On June 22, 2021, principal stockholders transferred 200,000 of their shares, 100,000 each, to a contractor of the Company. The Company valued the awards on those dates at the most recent price per unit sold by the Company, or $2.00 per share. The expenses, approximately, $1,000,000, was recorded as share-based compensation for the twelve months ended December 31, 2021. There were no performance conditions, in the periods the share-based payment were granted. The Company expensed the awards as share-based compensation as consistent with the Codification of Staff Accounting Bulletins Topic 5: Miscellaneous Accounting, T. Accounting for Expenses or Liabilities Paid by Principal Stockholder(s).

On October 29, 2020, a terminated employee was granted 65,000 common shares of NYIAX by two principal stockholders to be distributed to the terminated employee only upon an initial public offering (IPO) or merger. The Company estimates the value of these shares at approximately $325,000. In accordance with ASC 718, the Company has not recognized expenses related to these transferred shares as the performance condition of “initial public offering (IPO) or merger” has not been met.

Warrant Exercise/Deemed Dividend from Inducement to Exercise Warrants

Effective January 13, 2022, as an inducement to warrant holders to exercise their warrants issued previously with common stock offerings, the Company reduced the exercise price to $5.50 from $6.50 – $6.60 until March 25, 2022.

Approximately 235,693 warrants were exercised at $5.00 – 5.50 per share for the aggregate proceeds of approximately $1.3 million. 214,693 warrants were exercised resulting from the Company’s reducing the exercise price to $5.50 from $6.50 and 11,000 were exercised from previously issued warrants with a strike price of $5.00 per share.

As a result of these transactions, the Company recognized a deemed dividend of approximately $28,600 resulting from the excess of the fair value of the modified warrants over the fair value of the original warrants immediately before the modification.

The fair value of the warrants issuable according to the original terms of the original contracts were estimated immediately before the modification based on the Black-Scholes option pricing model. The weighted average assumptions used to value the investor warrants for the periods presented were as follows:

Risk-free Interest rate	1.64%
Expected Term at Issuance	6.4 – 8.2 years
Volatility	69.2%
Dividend Rate	0

The fair value of the modified warrants in the transaction were estimated based on the Black-Scholes option pricing model. The weighted average assumptions used to value the investor warrants for the periods presented were as follows:

Risk-free Interest rate	1.64%
Expected Term at Inducement date	6.4 – 8.2 years
Volatility	69.2%
Dividend Rate	0

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

Note 5  — Convertible Notes Payable

2020 Convertible Note Payable

During the year ended December 31, 2020 the Company sold convertible note payable (the “2020 Convertible Note Payable”) with fifty (50%) percent warrant (the “Warrants”) coverage to the dollar value of the Note at a $5.00 per share exercise price for the Warrants.

As of December 31, 2020, $4,004,900 of 2020 Convertible Note Payable were sold, 400,490 Warrants were issued and $148,000 of interest was accrued. The 2020 Convertible Note Payable had an annual rate of return of ten 10.0% percent, which shall be paid as Payment-in-Kind (“PIK”) with a payment in Company common stock valued at $5.00 per share at the Maturity Date, October 30, 2021, or upon conversion.

Upon the Company issuing and selling units in a sale or a series of sales of its equity or debt financing securities on or before the maturity date in a financing event in which cumulative gross proceeds equal or exceed $5,000,000, then the outstanding principal balance of the 2020 Convertible Note Payable and all accrued and unpaid interest, automatically converted into such equity or debt financing securities under the same terms and conditions as those equity or debt financing securities purchased in the Financing Event.

On July 19, 2021, the Company’s 2021 Convertible Note Payable offering had cumulative gross proceeds exceeding $5,000,000 of outstanding principal balance. In accordance with the 2021 Convertible Note Payable, cumulative proceeds of $5,000,000 or more was a triggering factor and all 2020 Convertible Note Payable issued in 2020 and all accrued and unpaid interest automatically converted into common stock under the same terms and conditions as those equity securities purchased in the financing event. The 2020 Convertible Note Payable, including all outstanding and related interest converted to 867,767 shares of common stock on July 19, 2021.

As of December 31, 2021 was there were no 2020 Convertible Note Payable outstanding.

2021 Convertible Note Payable

During 2021, the Company sold convertible note payable (the “2021 Convertible Note Payable”) with fifty (50%) percent warrant (the “Warrants”) coverage to the dollar value of the Note at a $5.00 per share exercise price for the Warrants.

As of December 31, 2021, $7,226,335 of 2021 Convertible Note Payable were sold, 722,637 Warrants were issued. The 2021 Convertible Notes Payable had an annual rate of return of ten 10.0% percent, which shall be paid as Payment-in-Kind (“PIK”) with a payment in Company common stock valued at $5.00 per share at the Maturity Date, May 30, 2022, or upon conversion.

On May 30, 2022 and December 21, 2022, the December 2021 Convertible Note Payable, including an aggregate principal amounts of $7,176,335 and $50,000, respectively (excluding deferred debt discount and amortization of discount) and accrued payment-in-kind interest converted to 1,583,807 and 11,000 shares of common stock, respectively.

The warrants did not contain obligations of the Company to (i) redeem the warrants for cash or other assets, (ii) repurchase the Company’s equity shares by transferring assets, or (iii) to issue a variable number of equity shares and in accordance with ASC-480 Distinguishing Liabilities From Equity, the Company is accounting for the conversion feature and the warrants as equity. The relative value of the beneficial conversion features and the warrants are recorded as deferred debt discount and amortized over the term of the convertible note e using the effective interest method. The deferred debt discount is being amortized over the life of the convertible note payable.

The warrants as calculated by the Black-Scholes formula, were allocated to the convertible note payable debt discount. The inputs for the Black-Scholes formula, were as follows:

●	Term — 4 – 17 months

●	Risk-free Interest Rate — 0.1% to 0.8%, average of 0.6%

●	Dividend Rate 0

●	Volatility 61.7%

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

In connection with the issuance of the 2021 convertible notes payable, the Company recorded compensation to its advisor of $362,693 and 78,292 of warrants, see below, in accordance with the Advisor’s Engagement Letter – see Note 4 — Commitments and Licensing Fee. The warrants issued had an exercise price of $5.00 per share. The cash payment has not been paid and was included in accounts payable and accrued expenses as of December 31, 2022 and 2021, respectively.

The Company determined the conversion feature and warrants qualify for equity treatment. The Warrants did not contain obligations of the Company to (i) redeem the warrants for cash or other assets, (ii) repurchase the Company’s equity shares by transferring assets, or (iii) to issue a variable number of equity shares and in accordance with ASC-480 Distinguishing Liabilities From Equity, the Company is accounting for the conversion feature and the warrants as equity. The relative value of the beneficial conversion features and the warrants are recorded as deferred debt discount and amortized over the term of the convertible note using the effective interest method. The deferred debt discount is being amortized over the life of the convertible note payable. On December 15, 2022 the Company was advised that under FINRA rules the financial advisor could not accept the warrants, as acceptance of the warrants would result in a violation of the FINRA compensation guidelines for the advisor. Accordingly, effective on December 15, 2022, the advisor has waived all rights and privileges in connection with the 78,292 aforementioned warrants. The Company recorded the advisor’s waiver as a forfeiture of the warrants, the deferred debt discount and related amortization were reversed

The debt discount of the warrants was calculated by the Black-Scholes formula. The inputs for the Black-Scholes formula, were as follows:

●	Term — 12-21 months

●	Risk-free Interest Rate — 0.03% to 0.8%, average of 0.36%

●	Dividend Rate 0

●	Volatility 61.7%

The following table illustrates the value of the convertible note payable as of December 31, 2022:

2021 Convertible Note Payable
2021 Convertible Note Payable at Issuance	7,226,335
Payments to advisor, debt discount	(362,693)
6,863,642
(Deferred debt discount, including beneficial conversion features of $749,551)	(1,499,102)
(Deferred debt discount from Advisor fee)	(114,043)
5,250,496
Amortization of debt discounts for year ending December 31, 2021	1,103,730
2021 Convertible Note Payable balance at December 31, 2021	$6,354,227
2021 Convertible Note Payable balance at December 31, 2022	$0

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

2022 Convertible Note Payable

During 2022, the Company sold convertible note payable (the “2022 Convertible Note Payable”)

The 2022 Convertible Note Payable convert at $2.00 per share concurrently when shares of common stock are sold to the public in the financing event; or in the event the financing event is not completed within eighteen (18) months from the date of the individually issued notes, the Conversion Price, reduced from the original conversion price of $4.00 per share, was two dollars ($2.00) per share and the Conversion Amount shall automatically be converted into common stock of the Company at $2.00 per share on the Maturity. The 2022 Convertible Note Payable carry an annual rate of return of twelve (12.0%) percent simple interest and all interest and principle  are paid in the Company’s Common Shares at a value of five ($2.00) dollars per share, or, as Payment-in-Kind, or P-I-K. Interest shall be paid quarterly until maturity date. Additionally, concurrently, with the 2022 Convertible Notes, the Company issued with the 2022 Convertible Notes Warrant (the “Warrants”) at a rate of one (1) Warrant for every $10 of Notes purchased. Each Warrant shall be exercisable for a period of five (5) years at a price of $5.50 per share.

As of December 31, 2022, $2,570,000 of 2022 Convertible Note Payable were sold, 257,000 Warrants were issued.

The warrants did not contain obligations of the Company to (i) redeem the warrants for cash or other assets, (ii) repurchase the Company’s equity shares by transferring assets, or (iii) to issue a variable number of equity shares and in accordance with ASC480 Distinguishing Liabilities from Equity, the Company is accounting for the conversion feature and the warrants as equity. In accordance with ASC 480 written put options and warrants to issue redeemable equity securities. The relative value of the beneficial conversion features and the warrants are recorded as deferred debt discount and amortized over the term of the convertible note using the effective interest method. The deferred debt discount is being amortized over the life of the convertible note payable.

The warrants were calculated by the Black-Scholes formula, were allocated to the convertible note payable debt discount. The inputs for the Black-Scholes formula, were as follows:

●	Term — 3 - 18 months (maturity date of the convertible notes)

●	Risk-free Interest Rate — 3.1% to 4.4%, average of 3.9% (US Treasury rates)

●	Dividend Rate 0 (Historical amounts)

●	Volatility 69.5-82.5%

On November 14, 2022, the board of directors modified the terms of the 2022 Convertible Note Payable and decreased the conversion from $4.00 to $2.00. This modification was recorded in accordance with ASC-470. The gain on debt modification of $208,811 was recognized for the year ending December 31, 2022. The gain is being amortized over the life of the debt.

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

In connection with the issuance of the 2022 Convertible Notes Payable, the Company recorded compensation of approximately $205,600 and 66,413 of warrants to our financial advisor. The Warrants issued had an exercise price of $2-$4.00 per share.

The cash payments have not been paid and was included in accounts payable and accrued expenses as of December 31, 2022.

The debt discount of the warrants remaining after termination was calculated by the Black-Scholes formula. The inputs for the Black-Scholes formula, were as follows:

●	Term — 13-15 months

●	Risk-free Interest Rate — 4.5% to 4.7%, average of 4.6%

●	Dividend Rate 0

●	Volatility 77.3-82.5%

2022 Convertible Note Payable at Issuance	2,570,000
Deferred debt discount and payments to advisor	(529,811)
2,040,189

Amortization of debt discounts for period	315,546
2022 Convertible Note Payable as of December 31, 2022	2,355,735

Note 6 — Paycheck Protection Program Loan –

The Company received a loan from Wells Fargo Bank in the amount of $361,605 under the Paycheck Protection Program established by the CARES Act. The loan is subject to a note dated May 14, 2020 and may be forgiven to the extent proceeds of the loan were used for eligible expenditures such as payroll and other expenses described in the CARES Act. The loan bore an interest at a rate of 1% and was payable in monthly installments of principal and interest over 24 months beginning 6 months from the date of the note.

The Company applied for forgiveness of the loan and interest in the full amount. On May 20,2021, the U.S. Small Business Administration forgave NYIAX’s Paycheck Protection Loan as authorized by the CARES Act and the Company recorded other income of $361,605.

On December 31, 2022 and 2021, the loan balances were $0.

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

Note 7 — Income Taxes –

NYIAX, Inc. is taxed as a “C” Corporation subject to federal, state and local income taxes.

For the years ended December 31, 2022 and 2021, NYIAX did not have any income for tax purposes and therefore, no current tax liability or expense has been recorded in these financial statements.

A reconciliation of income tax expense computed at the statutory federal income tax rate to the provision for income taxes for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021

Net Loss for the Year	$(11,114,179)	$(13,498,626)
Statutory federal income tax rate	21%	21%

Tax benefit using statutory federal income tax rate	(2,333,977)	(2,834,711)
State and local taxes, net of federal benefit	(965,370)	(1,286,910)
Non-deductible expenses, net of federal income tax rate	328,290	432,078
Start-up Costs	(146,490)
Change in valuation allowance	2,685,198	3,730,000
SBC	430,501
Other, net	1,849	(40,457)

Income tax expense (benefit)	$-	$-

Effective income tax rate	0%	0%

At December 31, 2022, the Company has available Federal net operating loss carryforwards (“NOLs”), of approximately $23.9 million to reduce future taxable income which do not expire but are limited to 80% of taxable income and approximately $23.9 million in multiple states the earliest expiring in 2040.

The Company evaluates the need for a valuation allowance at each report date.

Management has determined that it is not more-likely-than-not that the deferred tax assets will be realized. A full valuation allowance is provided against the deferred tax assets at December 31, 2022 and 2021.

Deferred tax asset at December 31, 2022 and 2021 consists of the following:

	2022	2021
Deferred tax asset
Start-up costs	$5,042,480	$5,188,000
Stock based compensation	2,738,000	2,727,000
Section 174	101,398
Net Operating Loss	7,377,233	4,729,000
Other	(81,973)	79,000

	15,177,167	12,723,000
Valuation allowance	(15,177,167)	(12,723,000)

Net deferred taxes	$-	$-

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

Note 8 — Capitalized Software Development Costs -

Capitalized software development costs, net of amortization as of December 31, 2022 and 2021 was $393,157 and $589,735, respectively. The Company had gross capitalized software development costs of $982,891 as of December 31, 2022 and 2021. The Company commenced amortizing the capitalized software development costs in January 2020. For the years ended December 31, 2022 and 2021, the Company amortized $196,578 and $196,578 of capitalized software development costs, respectively.

In accordance with ASC 360 Impairment Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically reviews the carrying value of long-lived assets whenever events or changes in circumstances indicate that the historical carrying value of the long-lived assets may have been impaired. Management determined long-lived assets held at December 31, 2022 had not been impaired.

Note 9 — Related Party Transactions -

Related Party Transactions — Former CEO

The Company’s former CEO is also a shareholder and Director of the Company.

The former CEO is a co-founder of a private investment fund, GoldStreet Holdings Limited Partnership (“GoldStreet”).

For the year ended December 31, 2022, the Company recorded $10,000 of general and administrative expenses related to GoldStreet for office space. For the year ended December 31, 2021, the Company recorded $34,614 of general and administrative expenses related to GoldStreet for office space and related charges which was included in accounts payable and accrued expenses as of December 31, 2021.

Payables to Shareholder-Founders

At December 31, 2022 and 2021 the Company had a payable to certain shareholder-founders in aggregate amount of $100,500 and $610,500, respectively, for unpaid bonuses of $510,000 at December 31, 2021, and $100,500 for reimbursement of certain expenses at December 31, 2022 and 2021. The services related to the bonus have been rendered and the amounts are recorded as payables to shareholder-founders. During May 2022 the founder-shareholders Carolina Abenante and Mark Grinbaum entered into a new employment and a new consulting agreement, respectively. The agreements revised their respective responsibilities, terms and future compensation. The employment and consulting agreements revised the amounts owed for unpaid bonuses from $510,000 to $0.

This was recorded as a contra-expense to selling, general and administrative expenses.

Employment Agreements

The Company has entered into employment agreements with executive managers. Generally the agreements are “at will” agreements and have a termination benefit of up to three months of salary.

On May 23, 2022, the Company and Carolina Abenante entered into an employment agreement and general release, pursuant to which Ms. Abenante agreed to be employed as Co-Founder, Chief Strategy Officer, Chief Evangelist, Vice Chairperson and Director of the Company. The agreement automatically renews for one year on each anniversary date, unless it is terminated earlier with 30 days’ written notice by either party prior to each renewal. As compensation, the Company agreed to pay Ms. Abenante (i) a base salary at the rate of $255,000 per annum except that for the period of May 16, 2022 through July 15, 2022, Ms. Abenante’s base salary will be $100,000 per year; and (ii) an annual discretionary bonus of 20% of the actual paid base salary.

On May 24, 2022, the Company and Mark Grinbaum entered into a consulting agreement, pursuant to which Mr. Grinbaum agreed to perform services in the role of Co-Founder and Executive Vice President of Financial Products of the Company, which is a part-time non-exclusive position for twelve months. The Company agreed to pay Mr. Grinbaum a base compensation of $90,000 per year.

On May 26, 2022, Mr. Hogan and the Company entered into an employment agreement, pursuant to which Mr. Hogan agreed to be employed as President and Chief Operating Officer of the Company and agreed to act as Interim Chief Executive Officer. The Company agreed to pay Mr. Hogan (i) a base salary of $360,000 per annum; (ii) a discretionary bonus of up to 50% of salary; (iii) an annual award of incentive stock options to purchase 75,000 shares of common stock of the Company at market price; and (iv) one-time incentive bonus of $20,000 to $250,000 to be paid to Mr. Hogan based upon meeting key performance indicators related to media billed on the Company’s platform.

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

Note 10 — Operating Leases

On January 1, 2021 (“Effective Date”), the Company adopted ASC 842. The new guidance requires the recognition of right-of-use (“ROU”) assets and related operating lease liabilities on the balance sheet for those leases previously classified as operating leases. The Company adopted this new guidance using the modified retrospective approach. For contracts entered into on or after the Effective Date, at the inception of a contract, the Company assesses whether the contract is, or contains, a lease. The Company’s assessment is based on: (i) whether the contract involves the use of a distinct identified asset, (ii) whether the Company obtained the right to substantially all the economic benefit from the use of the asset throughout the period, and (iii) whether the Company has the right to direct the use of the asset. Leases entered into prior to January 1, 2021, which were accounted for under ASC 840, Leases, were not reassessed for classification. At the Effective Date, there were no leases in place which qualified for accounting under ASC 842, as such existing leases had remaining lease terms of less than twelve months at the Effective Date. During the year ended December 31, 2021, the Company entered into a new office lease which qualified for recognition of ROU assets and related operating lease liabilities.

For operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments. The Company generally uses its incremental borrowing rate as the discount rate for leases unless an interest rate is implicitly stated in the lease. The Company’s incremental borrowing rate used for all leases under ASC 842 was 5.60%, the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The lease term for the Company’s leases includes the noncancellable period of the lease plus any additional periods covered by either a Company option to extend the lease that the Company is reasonably certain to exercise, or an option to extend the lease controlled by the lessor. ROU assets, once recorded, are reviewed annually for impairment.

On September 1, 2021, the Company entered into an operating sub-lease for office space at 180 Maiden Lane, New York, NY 10005 that commenced on November 1, 2021 and expires September 29, 2025. Base rent is $14,814 per month, rent escalation is 2% per annum commencing on the first anniversary of lease commencement and there is a rent concession of three months following the Company’s possession of space. On the commencement date, the Company recorded a right-of-use asset and lease liability in the amount of $563,713.

Balance sheet information related to our leases is presented below:

		As of
Operating leases:	Balance Sheet Location	December 31, 2022	December 31, 2021	November 1, 2021 (Lease Commencement)
Right-of-use assets	Operating lease right-of-use asset	$395,470	$537,836	$563,713
Operating lease liability, current	Current portion of operating lease obligations	162,503	135,455	106,810
Operating lease liability, long-term	Operating lease obligations, net of current maturities	268,385	430,888	456,903

As of December 31, 2022
Weighted-average discount rate – operating lease	5.60%
Weighted-average remaining lease term – operating lease (in months)	30

As of December 31, 2022, the expected annual minimum lease payments of our operating lease liabilities:

For Years Ending December 31,	Operating lease
2023	182,526
2024	186,177
2025	94,320
Total future minimum lease payments, undiscounted	463,023
Less: Imputed interest for leases in excess of one year	32,135
Present value of future minimum lease payments	$430,888

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

Note 11 — Subsequent Events

Management has evaluated events that have occurred subsequent to the date of these condensed financial statements and has determined that, other than those listed below, no such reportable subsequent events exist through July 20, 2023 in accordance with FASB ASC Topic 855, “Subsequent Events.” Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement other than noted above and below:

Convertible Note Offerings

2023A Convertible Note Payable

On January 10, 2023, the Company commenced a Convertible Notes Offering (“2023A Convertible Note Payable”) pursuant to which it offered up to $500,000 of convertible notes. A total of approximately $200,000 of the 2023A Convertible Notes have been sold.

●

The 2023A Convertible Notes convert at two dollars ($2.00) per share concurrently when shares of common stock are sold to the public in the Financing Event, which was defined as just prior to the Company’s Form S-1 being declared effective, or in the event the Financing Event is not completed within eighteen (18) months from the date of the individually issued notes, the Conversion Price was reduced from four dollars ($4.00) per share to two dollars ($2.00) per share and the conversion amount shall automatically be converted into common stock of the Company at $2.00 per share on the Maturity Date. The annual rate of return was twelve percent (12.0%) per annum, which was paid as a Payment-in-Kind in the Company’s common stock valued at two dollars ($2.00) per share. Concurrently with the 2023A Convertible Notes, the Company issued warrants (the “Warrants”) at a rate of one (1) Warrant for every ten dollars ($10) principal amount of notes purchased. Each Warrant shall be exercisable for a period of five (5) years at a price of $5.50 per share. See Subsequent Events footnote for more details relating to the 2023A Convertible Note Payable

The outstanding principal balance of the 2023A Convertible Notes and all accrued interest automatically converted into common stock of the Company on February 7, 2023, immediately prior to the Company’s receipt of an effective order from the SEC declaring the registration statement of its initial public offering effective.

Conversion of Notes Payable to Common Stock

In accordance with 2022 Convertible Note Payable and the 2023A Convertible Note Payable, just prior to the Company’s Form S-1 being declared effective, the On February 7, 2023, the 2022 Convertible Note Payable and the 2023A Convertible Note Payable, including an aggregate principal of $2,570,000 of the 2022 Convertible Note Payable and $200,000 of the 2023A Convertible Note Payable (excluding deferred debt discount and amortization of discount) and accrued payment-in-kind interest converted to 1,441,497 shares of common stock.

Withdrawn Public Offering

On February 14, 2023, the Registration Statement on Form S-1 filed by the “Company with the Securities and Exchange Commission (the “SEC”) was declared effective by the SEC. The Company planned to offer 1,850,000 shares of common stock (or 2,127,500 shares of common stock if the underwriters exercised their over-allotment option in full) at a price of $5.00 per share, for an aggregate offering of $9,250,000 (the “Offering”).

The Company’s financial advisor, representative and lead underwriter for the Offering was Boustead Securities LLC (“Boustead”). Boustead has informed the Company of its decision not to proceed with pricing of the Company’s Offering. In addition, because the Offering was not timely priced, the Company was informed by NASDAQ on March 7, 2023 that it would not be in compliance with NASDAQ listing requirements and therefore the Company could not currently be listed on the NASDAQ. The Company has determined to continue to pursue an initial public offering (“IPO”) and NASDAQ listing of its securities as well as other possible financing alternatives. On April 12, 2023, the Company engaged Spartan Capital Securities, LLC, as lead underwriter, deal manager and investment banker for the Company’s IPO. However, there can be no assurance that we will be able to complete an IPO in the near future, if at all.

2023B Convertible Note Payable

On April 3, 2023, the Company commenced a Convertible Notes Offering (“2023B Convertible Note Payable”) pursuant to which it will offer up to $2,000,000 of convertible notes.

The 2023A Convertible Notes convert at two dollars ($2.00) per share concurrently when shares of common stock are sold to the public in the Financing Event, or in the event the Financing Event is not completed within eighteen (18) months from the date of the individually issued notes, the Conversion Price shall be the reduced price of two dollars ($2.00) per share and the conversion amount shall automatically be converted into common stock of the Company at $2.00 per share on the Maturity Date. The annual rate of return is twelve percent (12.0%) per annum, which shall be paid as a Payment-in-Kind in the Company’s common stock valued at two dollars ($2.00) per share. Concurrently with the issuance of the 2023B Convertible Notes Payable, the company issues warrants (the “Warrants”) The Warrants were issued at a rate of one half warrant issued for every $10 of notes purchased with an exercise price of four dollars ($4.00).and one half warrant issued for every $10 of notes purchased with an exercise price of two dollars ($2.00). Each Warrant shall be exercisable for a period of five (5) year.

$1.970,000 of 2023B Convertible Note Payable were sold as of June 28, 2023 and the note offering was closed.

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2022 and 2021

Threatened Litigation

As discussed in note 3 — commitments and licensing fee, on March 23, 2021, the company entered into an engagement letter (the “Engagement Letter”) with Boustead Securities LLC, an advisor to the Company for certain corporate financing transactions. The Engagement Letter provides for Initial Public Offering (“IPO”), Pre-IPO and corporate finance transaction advice and the advisor expressed its intent to enter into an underwriting agreement with the Company to act as the lead underwriter for the proposed IPO on a firm commitment basis.

For financing transactions, including IPO and pre-IPO financings, the advisor would charge the Company (i) seven percent (7%) of the gross amount to be disbursed to the Company from each such investment transaction closing plus, (ii) a non-accountable expense allowance equal to one percent (1%) of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (iii) warrants equal to seven percent (7%) of the gross amount to be received by the Company from each such investment transaction closing. The warrant exercise price is defined as the lower of: (1) the fair market value price per share of the Company’s common stock as of each such financing closing date, (2) the price per share paid by investors in each respective financing, (3) in the event that securities convertible are sold in the financing, the conversion price of such securities, or (4) in the event that warrants or other rights are issued in the financing, the exercise price of such warrants or other rights. Notwithstanding the foregoing, whatever the Company raises up to the maximum note offering of $12 million during its in-process private placement from March 24, 2021 until April 22, 2021, the fees will be reduced to 33% of the amounts indicated in this paragraph during this time period. The engagement letter established accountable expenses up to an aggregate of $230,000.

The Engagement Letter terminated on the later of (i) eighteen (18) months from the date executed (March 23, 2021) or (ii) twelve months from the completion date of the IPO and the term may be extended pursuant to the engagement letter. Also, the Company agreed that the advisor shall have the right of first refusal (ROFR) for two (2) years from the consummation of a transaction or termination or expiration of the Engagement Letter to act as advisor or as joint financial advisor under at least equal economic terms to the Engagement Letter.

On February 14, 2023, the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission (the “SEC”) was declared effective by the SEC. The Company’s financial advisor, representative and lead underwriter for the Offering was Boustead Securities LLC (“Boustead”). Boustead informed the Company of its decision not to price and consequently the Company was unable to complete the initial public offering at such time NYIAX requested the SEC declare the Registration Statement on Form S-1 effective. Upon the SEC approval, NYIAX became a 1934 Securities Act reporting company with all the related responsibilities and costs. The Company has determined to continue to pursue an initial public offering (“IPO”) and NASDAQ listing of its securities. On April 12, 2023, the Company engaged Spartan Capital Securities, LLC, as lead underwriter, deal manager and investment banker for the Company’s IPO. However, there can be no assurance that we will be able to complete an IPO in the near future, if at all.

On April 7, 2023, the Company received a demand letter from Boustead. Boustead claims that the Company owes or will owe Boustead approximately $1 million for commissions on funds privately raised by the Company during its engagement with Boustead and approximately $1,230,000 if the Company completes an IPO with another underwriter. The Company disputes the amounts owed that have been claimed by Boustead and further is of the belief that if any commissions are due to Boustead, they would be significantly less than the amounts claimed by Boustead.

There can be no assurance that Boustead will not initiate a lawsuit to recover the amounts it claims are owed and any such litigation could impede our ability to complete an IPO and could negatively affect our financial condition. In addition, there can be no assurance that the Company would prevail in any lawsuit it commences against Boustead.

Purchase of Intellectual Property Portfolio

On July 8, 2023, NYIAX, Inc. (the “Company”) completed the purchase of a portfolio of patents and trade secrets (the “Portfolio”) from Network Foundation Technologies, LLC (“NIFTY”). The Company issued 2,000,000 shares of its common stock to NIFTY as consideration for the Portfolio. The transaction was approved by the Company’s board of directors and by NIFTY’s board of directors. A purchase price of approximately $4 million (plus certain capitalized costs for legal and other costs) will be recorded. The 2 million shares of common stock of NYIAX have various registration restrictions and provisions for the clawback of shares by the Company in certain events as set forth in the Asset Purchase Agreement (the “Agreement”).

ITEM  9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A. CONTROLS AND PROCEDURES

Management’s Report on Internal Controls Over Financial Reporting

Evaluation of Disclosure Controls and Procedures and Management’s Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP.

Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022, material weaknesses exist in the Company’s internal control over financial reporting and disclosures.

These weaknesses are that the Company was unable to provide a timely financial reporting package in connection with the year end audits and quarterly reviews. In addition, the Company identified material weaknesses in the revenue recognition process, expense reimbursement controls as well as errors over financial reporting which required the Company to restate its prior years financial statements. These errors related to material adjustments over the Company’s accounting of deferred offering cost, debt discount, share-based payment awards and related disclosures. This was primarily the results of the Company’s lack of documentation of internal control in place, limited accounting personnel and lack of segregation of duties. These material weakness resulted in the restatement of the Company’s balance sheet as of September 30, 2021, its annual financial statements for the period ended December 31, 2021 and its interim financial statements for the quarters ended June 30, 2021 and March 31, 2021.

Additionally, for the year ended December 31, 2022, there were material weaknesses identified in the Company’s Information Technology General Controls (“ITGCs”). The control deficiencies identified were over the design of internal controls surrounding user access security, and change management for the Company’s internally developed applications and external financial-based software used by the Company. These deficiencies were in regards to user access provisioning, terminations, user access review, change management, segregation of duties of developers and migrators. The Company’s ITGCs were not designed and not operating effectively to ensure (i) appropriate segregation of duties were in place to perform program changes and (ii) activities of individuals with access to modify data and make program changes not being appropriately monitored. These control deficiencies aggregated to a Material Weakness for Information Technology General Controls for absence and limited or no presence of compensating IT Controls that mitigate the risk associated with the IT deficiencies. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our principal executive and financial officers.

We continue to expand our internal controls over financial reporting and safeguarding of assets. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs, and significant management oversight. If any of these new or improved controls and systems do not perform as expected, we may experience material weaknesses in our controls. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC.

During the past year, the Company has made the following changes to improve the internal control over financial reporting and safeguarding of assets. We hired incremental financial staff as a controller was hired in 2022. The controller resigned in December, 2022 and a new controller was hired in January of 2023. The Company instituted new approval policies for expense and payment approvals. Payment procedures now include segregation of duties, we established separation of duties for cash payments; all payments require three approvals. Our travel and entertainment reimbursement (revisions of previous policies) policies have been revised. Additionally, we reviewed payments to contractors to ensure proper tax reporting and hiring practices. We reinforced policies regarding board approval over material contracts. And we will be retaining experienced accounting resources that have experience in SEC reporting regulation after the IPO is completed.

ITEM  9B. OTHER INFORMATION.

None.

ITEM  9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors hold office for one-year terms until the election and qualification of their successors. Officers are appointed by our Board and serve at the discretion of the board, subject to applicable employment agreements. The following table sets forth information regarding our executive officers and the members of our Board.

Name	Age	Position
Christopher Hogan	47	Interim Chief Executive Officer, President and Chief Operating Officer
Carolina Abenante	52	Co-Founder, Chief Strategy Officer, Chief Evangelist, Vice Chairperson and Director
William Feldman	60	Chief Financial Officer and Treasurer
Sergey Tsoy	39	Chief Technology and Product Officer
Gregory Toothaker	47	Chief Business Officer
Vladislav Kuzemchik	34	Chief Architect of Technology
Richard Bush	44	Chief of Staff
Mark Grinbaum	69	Co-Founder and Executive Vice President of Financial Products
Joseph G. Passaic, Jr.	69	Corporate Secretary
Thomas F. O’Neill	76	Chairman and Director
Robert E. Ainbinder, Jr.	55	Director
Paul Richardson	64	Director Nominee(1)

(1)	The appointment onto the Board as well as each of the committees of the Board will become effective immediately upon the first day of trading of the Company’s stock.

Christopher (Chris) Hogan (Interim Chief Executive Officer, President and Chief Operating Officer)

Christopher Hogan was appointed Interim Chief Executive Officer and President of NYIAX on May 26, 2022, prior to which, Mr. Hogan served as NYIAX’s Chief Operating Officer from April 2018 to May 26, 2022 through Southside Strategies, LLC. Prior to serving as Chief Operating Officer, Mr. Hogan was Chief Revenue Officer of NYIAX from April 2018 to June 2019. Prior to working with NYIAX, Mr. Hogan was running Southside Strategy LLC, a NY/LA based consulting firm that was founded shortly after his leaving Phorm, Inc., by himself and other members from Expedia, Inc. At Southside, Mr. Hogan worked with early-stage startups, including some of the more notable startups, such as Next Big Sound (acquired by Pandora Media, Inc.), Poptip, LLC (Acquired by Palantir) and Hotels Tonight (acquired by Airbnb). From 2020 to present, he also serves on the board of Quigley-Simpson & Heppelwhite, Inc. an ad agency. Since 2018, he has served on the Board of San Francisco based advertising technology company, Mediasmith, Inc. In addition, since 2017, he has served on the board of the TD Foundation, a charity that provides aid to children of wounded warriors and fallen heroes. Mr. Hogan has also invested in many startups in the Travel, FinTech, Cannabis and AI industries. From 1999 to 2005, he worked for Expedia Inc. (NASDAQ: EXPE), the internet travel company acquired by Interactive Corporation (IAC) for $5.1 billion in March 2005. At Expedia, his work included devising and implementing the company’s original media sales products and advertising strategies. Shortly after Expedia, Mr. Hogan worked with London-based Phorm, Inc. from 2005-2009, which was publicly traded on the LSE. At Phorm, Inc., Mr. Hogan was responsible for developing strategy and plans as Vice President of Sales. Prior to Expedia Mr. Hogan worked for at American Airlines and Saatchi & Saatchi, Ltd. from 1996 to 2000, where he worked in the media planning department, after spending a summer there in a part-time internship. He graduated from Marist College in 1997 with a bachelor’s degree in Communications.

Carolina Abenante (Co-Founder, Chief Strategy Officer, Chief Evangelist, Vice Chairperson and Director)

Carolina Abenante is a Founder of NYIAX. She became Vice Chairperson in 2016 and prior to the time the sole director NYIAX from 2011 to 2016. She was our President from June 2012 to April 2018 and later became our Chief Strategy Officer and General Counsel in April 2018. Starting from May 23, 2022, she became our Chief Evangelist and Chief Strategy Officer, and at the same time ceased to be General Counsel. She has been in the New York City technology and advertising industry since 1999, when she was the Director of Corporate Development for Juno Online Services, Inc. 1999-2000, focusing on corporate development, mergers and acquisitions and domestic and international strategic partnerships. In 2001-2005, she became the Senior Director of Business Development and was part of the digital advertising tech and advertising team for Reed Elsevier Ltd (Reed Business Information), in the U.S. (NYSE and LSE listed) working with creating and developing partnership for business-to-business publishing through the Reed Elsevier family of digital publication and bringing Reed Business Publications to foreign markets. In 2005-2009 Vice President/Sr. Director of Business Development, Legal and Policy for Phorm Inc. (AIM: PHRM), developing strategy, legal framework in US and foreign jurisdictions namely the United Kingdom, Brazil, Italy, Spain, and China inroads into internationalization of its brand and products for behavioral advertising collaborating with companies; such as, British Telecom. She later became a consultant and legal counsel in strategy and business development from 2009 to 2015 for US and International start-ups and traditional publishers seeking to develop new strategies for the development and creation of Programmatic advertising platforms, advertisement operation and compliance, e-commerce, and privacy. Ms. Abenante holds a Bachelor of Science degree in Management and Finance from Seton Hall University May 1992, a J.D. from New York Law School May 1997, and an M.B.A. in General Management from SDA Bocconi School of Management, Universita Luigi Bocconi in Milan, Italy December 1998. She is a practicing attorney and a member of the Bar of the State of New Jersey. She sits on various New Jersey Bar and committees of the New Jersey Bar Association (Tax and Media) and is a member of the American Bar Association. She is a long-standing member of the International Association of Privacy Professionals. She is a member and on the board of Global Women in Blockchain since 2018. She is a global speaker on advertising, advertising technology and compliance, as well as Blockchain. She has been a featured speaker at Imperial College London, England, Web Summit in Lisbon, Portugal, IAB Blockchain and other forums multiple times in the area of advertising, blockchain as a technology for compliance in advertising, and the intersection of AdTech to FinTech. She was one of the consultants and experts for advertising and media for the Digital Chamber of Commerce’s White Paper on Smart Contracts and its legal implications published in September 2018. She is a featured advertising industry professional with articles on options intersection with advertising and audience futures, data privacy and data clean rooms. She has spoken multiple times as a featured speaker for TechUpForWomen on advertising, hiring, crypto currency and blockchain. Additionally, she is one of the inventors of the NYIAX/Nasdaq AB US patent on “Systems and Methods for Electronic Continuous Trading of Variant Inventories” (Patent No. 10,607,291).

William Feldman (Chief Financial Officer and Treasurer)

William Feldman joined NYIAX in February 2021 as Chief Financial Officer and appointed as Treasurer in November 2021. Mr. Feldman is a seasoned agency leadership professional with over 25 years of experience managing marketing services businesses, leading and negotiating the purchase and sale of business, negotiating media contracts and creating new revenue/business models. Mr. Feldman was Chief Operating Officer and founder at SweetScience (a doing-business-as name for Punch Innovation LLC) from 2017 to 2021, where he led all financial, client finance, work-flow and delivery, administration processes, as well as media buying within the agency. Mr. Feldman had overseen SweetScience’s growth to become #388 of the Inc. 500 for 2019. Mr. Feldman started his career at PriceWaterhouseCoopers LLP from 1984 to 1989, and continued to WPP Group where he held several roles from 1989 to 1990, including Chief Financial Officer of SBG Partners and Enterprise IG from 1992 to 2002. From 2002 to 2005, he was Corporate Controller at AKQA Inc., a digital design and communications agency in San Francisco now owned by WPP. While at AKQA, Mr. Feldman opened AKQA’s New York office and oversaw revenue growth of 2.5 times over a three-year period. From 2006 to 2009, he was Senior Vice President at McCann WorldGroup, a subsidiary of Interpublic Group of Companies, Inc., where he was responsible for the financial management of McCann’s key clients, Intel and MasterCard. After that, from 2009 to 2012, Mr. Feldman was the Chief Financial Officer of Integrated Media Solutions, Inc. (“IMS”), where he led its acquisition transaction by MDC Partners, Inc. Mr. Feldman received a Bachelor of Science degree from Binghamton University in May 1984. He is a Certified Public Accountant.

Sergey Tsoy (Chief Technology and Product Officer)

Sergey Tsoy joined NYIAX in January 2016 and was the Executive Vice President of Development and Engineering of NYIAX from January 2016 to April 2018. Mr. Tsoy was appointed Chief Technology and Product Officer in April 2018. He has worked as a software engineering manager in different capacities since 2005 on internet and advertising related projects. He was the Director of Development for PubMatic, Inc. from 2014 to 2016. He was one of the core members of the ad server development team of Mojiva, Inc. during the period of 2011 to 2014, managing a distributed team of engineers in the United States and Russia. His main focus is on development planning, scheduling and budgeting, risk management and technical and architectural guidance. Mr. Tsoy received a Ph.D. equivalent degree in Mathematics and BSc in Computer Science from Tomsk University, Tomsk, Russia in 2006.

Gregory Toothaker (Chief Business Officer)

Gregory Toothaker has been with NYIAX since April 2017. He was the Senior Vice President of Sales Innovation prior to his elevation to Chief Revenue Officer in June 2019. Starting from April of 2021, he was appointed Chief Business Officer. Mr. Toothaker is a known advertising industry veteran. With more than 17 years of experience in management and strategy, Mr. Toothaker has the ability to manage key relationships and execute critical business objectives. Prior to NYIAX, Mr. Toothaker served as Vice President of Revenue Operations for Tribune Media from 2015 to 2016 and Senior Vice President of Revenue Operations for Interactive One from 2010 to 2015 where he was responsible for all sales and revenue support, driving ad revenue through programmatic, indirect sales and strategic partnerships. He also spent seven years at AOL from 2000 to 2007 serving a critical role in developing and managing sales and advertising operations teams. Mr. Toothaker is a graduate of Ithaca College with a Bachelor of Science degree in Physiology in 1996.

Vladislav Kuzemchik (Chief Architect of Technology)

Vlad Kuzemchik joined NYIAX as Vice President of Engineering in June 2018 and was appointed Chief Architect of Technology in October 2020. Mr. Kuzemchik is responsible for development of platform capabilities and infrastructure along with overseeing the overall technology strategy to keep NYIAX platform stable while flexible and expandable. Prior to joining NYIAX, from September 2017 to May 2018, Mr. Kuzemchik was Head of Software Architecture in PlaceIQ, Inc., a location analytics company, where Mr. Kuzemchik was responsible for managing ad serving stack and its development team along with overseeing the migration to new data processing infrastructure and data-pipeline framework that he designed to cut the time to production. During his time in PlaceIQ he also held various engineering positions from November 2014 to September 2017 focusing on optimizations for data, software and processes along with building new functionality. Mr. Kuzemchik also worked at Mojiva, Inc. as Senior Developer from October 2013 to May 2014, and eventually was part of the team acquired by PubMatic, Inc. in May 2014. Prior to Mojiva, Mr. Kuzemchik worked as an engineer and data scientist for Bitworks Software LLC from June 2011 to September 2013 building mobile advertising platforms. Mr. Kuzemchik graduated from Tomsk Polytechnic University in June 2010 with a Master’s degree in Computer Science.

Richard Bush (Chief Of Staff)

Richard Bush joined NYIAX as Chief Technology Officer and Chief Product Officer in October 2016 and was appointed President in June 2018, in November of 2021 he was appointed to the role of Chief of Staff. Mr. Bush’s employment was terminated on March 29, 2023.  Prior to joining NYIAX, from 2013 to 2016 he was General Manager of the Publisher Solutions business of IPONWEB, a key infrastructure provider in the media ecosystem where, he worked to bring custom projects for industry players to market and coordinated work across Japan, EU, and USA. His team built both new products and custom platforms that are specifically tailored to the unique business models of its clients. Mr. Bush brings 20 years of experience working in Advertising technology. He began his career consulting and developing custom websites for small business, notably developing risk administration banking software working for DMS ltd from April 1996 to April 2000 with clients including Citibank UK Limited. He moved into online publishing in 2000, for Reed Business Information, Inc’s web properties, including Computerweekly.com and newscientist.com. In 2006, Mr. Bush was working for ADTECH GmbH a German company based in the London office, when he played a key part of the expansion from the EU to the US in 2007, he subsequently led US focused new initiatives in the company’s growing product set including the development of the Mobile, Video and Supply product lines. Fortifying the international business from 2006 to 2013, he held key roles for the company that now makes up an important part of the AOL/Version’s ad technology stack as VP of Product and Technology at AOL Networks a division of AOL Inc. in August of 2017 Mr. Bush was appointed Co-Chair of the IAB Blockchain Committee driving blockchain standards and education initiatives. Mr. Bush is a featured speaker on the future of Blockchain in media and advertising at IAB annual leadership meeting.

Mark Grinbaum (Co-Founder and Executive Vice President of Financial Products)

Mark Grinbaum was one of the founders of NYIAX. He had been our Executive Vice President of Products and Secretary until May 17, 2022, starting from which day he became our Executive Vice President of Financial Products as a consultant and at the same time cease to be Executive Vice President and Secretary. He has been managing building and adapting IT solutions for over 30 years with the last 20 in a senior management role in the financial industry including Deutsche Boerse’s International Securities Exchange (“ISE”) for over 13 years from 1997 to 2011, and Dow Jones, Inc. for 12 years prior to the ISE. Among Mr. Grinbaum’s accomplishments, as ISE’s the Chief Technology Officer and Architect, was adaptation of the European Options trading platform to meet U.S. standards allowing ISE to become the largest Equity Options exchange in the world. After the ISE launch, reporting directly to Chief Information Officer, Mr. Grinbaum was responsible for the interfaces that facilitated many initiative for the ISE, as well as industry and regulatory initiatives. Mr. Grinbaum is a graduate of St. Petersburg Electro Technical University, St. Petersburg, Russian Federation with a degree of Masters of Electrical Engineering in 1976. Mr. Grinbaum is also the primary inventor of the Nasdaq AB/NYIAX patent.

Joseph G. Passaic, Jr. (Corporate Secretary)

Joseph G, Passaic, Jr., has been appointed Corporate Secretary of NYIAX effective May 17, 2022. Mr. Passaic has been a practicing corporate and securities and regulatory lawyer in Washington, D.C., for over three decades. Mr. Passaic was a senior partner at Patton Boggs LLP, a major international law firm where he also served in management positions from 1998 to 2015 and, thereafter, as a partner at the law firm of Manatt, Phelps and Phillips, Washington office, from 2015 until 2017. Mr. Passaic subsequently formed JGP Advisory LLC, a business and consulting firm where he is the current managing member. Mr. Passaic specializes in the representation of financial companies with regard to federal banking and securities laws in the financial services industry. Before entering private practice, Mr. Passaic served in the General Counsel’s Office of the Federal Deposit Insurance Corporation from 1979 to 1983. Mr. Passaic is a graduate of Pennsylvania State University (B.A. 1975) and Delaware Law School (J.D. 1979).

Thomas F. O’Neill (Chairman and Director)

Thomas O’Neill joined NYIAX as a Director and Chairman as of April 2016. As of November 2017, Mr. O’Neill ceased to be the Chairman but remains a Director of NYIAX, and was again appointed Chairman on April 19, 2022. Currently, Mr. O’Neill serves as the Senior Managing Director of Roberts & Ryan Investment, Inc. since 2020. Mr. O’Neill served on the board of director of Bank Financial Corp from 2010 to 2021. From 2017 to 2020, Mr. O’Neill was the Co-Chairman of First Empire Securities, Inc. Previously, from 2017 to 2020, Mr. O’Neill was the Vice-Chairman of InCap Corporation. Prior to InCap Corporation, he was at Kimberlite Group LLC from 2013 to 2017 and was the Co-Chief Executive Officer of Kimberlite Advisors LLC. Prior to Kimberlite, from 2010 to 2013, he was the Chief Executive Officer of Ranieri Financial Services (RFS), which focused on the community and regional banking sector. RFS is a predecessor company to Kimberlite Advisors. Prior to forming RFS with Mr. Ranieri in 2010, Mr. O’Neill was a founding principal of the investment banking and brokerage firm Sandler O’Neill + Partners L.P. 1998-2010, where he advised bank and thrift clients on strategic transactions and financings. Previously, from 1985-1988, he had served as a managing director at Bear Stearns and as co-manager of its financial services group. He began his Wall Street career at L.F. Rothschild& Co. in 1972. From 2004 to 2016, Mr. O’Neill was a member of the board of directors of Archer Daniels Midland Company. He recently served on the board of directors of Nasdaq Stock Market, Inc. from 2003 to 2015. He also serves as a director of Misonix, Inc., a publicly traded medical-equipment manufacturer. Mr. O’Neill is a graduate of New York University in 1972 with a Bachelor of Science degree in Accounting and a veteran of the United States Air Force. We believe Mr. O’Neill is qualified to serve as a member of our Board of Directors due to his extensive investment and management experience.

Robert E. Ainbinder, Jr. (Director)

Robert E. Ainbinder, Jr. has served as Director of NYIAX since August 2016. From August 2019 to December 2020, Mr. Ainbinder served as Interim Chief Executive Officer of NYIAX, after which he served as Chief Executive Officer from December 16, 2020 to May 26, 2022. Mr. Ainbinder is currently a compensated executive advisor to the Company. From 2020 to 2021, Mr. Ainbinder was at Univest Securities LLC. From 2015 to 2019, Mr. Ainbinder was a Vice President of WestPark Capital, Inc. and served on the firm’s Investment Banking Committee. He began his career in 1983 as a clerk on the floor of the American Stock Exchange and went on to achieve positions and elevated responsibilities in private wealth management, as Vice President, as Managing Director and as Director of Corporate Finance for various investment banking firms. In 2013, Mr. Ainbinder became the Managing Director at Newport Coast Securities, Inc. where he managed a team of financial advisors. In this role, Mr. Ainbinder served as an investment banker advising and executing transactions for public and private emerging growth companies. Mr. Ainbinder also holds the following FINRA licenses: Series 63 (Uniform Securities Agent State Law Examination), SIE (Securities Industry Essentials Examination), Series 7 (General Securities Representative Examination), Series 6 (Investment Company Products/Variable Contracts Representative Examination), Series 4 (Registered Options Principal Examination) and Series 24 (General Securities Principal Examination).

On October 18, 2022, Mr. Ainbinder advised the Company that he intends to join WestPark Capital, Inc. as a FINRA Series 7 Registered Representative prior to the completion of this offering. As of November 4, 2022, Mr. Ainbinder began serving as a FINRA Series 7 Registered Representative with WestPark Capital, Inc. Effective January 11, 2023, Mr. Ainbinder’s employment as a FINRA Series 7 Registered Representative with WestPark Capital, Inc. was terminated.

Paul Richardson (Director Nominee)

Paul Richardson will become an independent non-executive Director of the Company immediately upon the first day of trading of the Company’s stock.

From 1996 to 2020, Paul Richardson served as a board member and Chief Financial Officer of WPP Group, where he was responsible for WPP Group’s worldwide functions in finance, information technology, procurement, property, treasury, taxation, internal audit and corporate and social responsibility initiatives. Mr. Richardson initially joined WPP Group as Treasurer in 1992. At WPP Group, Mr. Richardson was involved with the company’s M&A activity, including WPP’s acquisitions of Young & Rubicam, Grey Global Group, Taylor Nelson Sofres and 24/7 Real Media. In addition, he served a non-executive director of two companies associated with WPP Group, Chime Communications PLC from 1997 to 2014 and STW Communications Group Limited in Australia from 1999 to 2020. Prior to joining WPP, Mr. Richardson worked in Beecham Finance as Assistant Treasurer of Beecham Group (now GlaxoSmithKline) from 1982 to 1985 and as Deputy Treasurer at Hanson Trust from 1986 to 1992. He also served on the board of Ceva Group PLC (a subsidiary of Apollo. Mr. Richardson trained as a Chartered Accountant in London with KPMG, and is a Fellow of the Association of Corporate Treasurers. Mr. Richardson was also awarded the FTSE 100 Finance director of the year in 2007. He received a degree in 1979 from the University of East Anglia in the United Kingdom.

Involvement in Certain Legal Proceedings

To our knowledge, during the past ten years, none of our directors, executive officers, promoters, control persons, or nominees has:

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board of Directors

As of the date hereof, our Board of Directors consists of four directors. Our Board of Directors has determined that each of Thomas F. O’Neill (Chair) and Paul Richardson (Director Nominee) satisfies the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market and Rule 10A-3 under the Exchange Act.

Board Committees

We have established three committees under the board of directors: an Audit Committee, a Compensation Committee, a nominating committee and a corporate governance committee. We have adopted a charter for each of the three committees. Each committee’s members and functions are described below.

Audit Committee

The Company’s Audit Committee is currently comprised of Thomas F. O’Neill (Chair). Paul Richardson will join the Audit Committee upon his appointment unto the Board of Directors, which will occur upon first day of trading of the Company’s stock; and at such time he will replace Mr. O’Neill to become Chair of the Audit Committee. The Board has determined that Messrs. O’Neill and Richardson are independent directors. Each of Messrs. O’Neill and Richardson qualifies as an “audit committee financial expert” within the meaning of the rules of the SEC.

The purpose of the Audit Committee is to oversee the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements.

Compensation Committee

The Company’s Compensation Committee is currently comprised of Thomas F. O’Neill. Paul Richardson will join the Compensation Committee upon his appointment unto the Board of Directors, which will occur upon the first day of trading of the Company’s stock.

The purpose of the Compensation Committee is to carry out the responsibilities delegated by the Board relating to the review and determination of executive compensation.

Nominating and Corporate Governance Committee

The Company’s Nominating and Corporate Governance Committee is currently comprised of Thomas F. O’Neill, Robert Ainbinder and Carolina Abenante. Paul Richardson will join the Nominating and Corporate Governance Committee upon his appointment unto the Board of Directors, which will occur upon the first day of trading of the Company’s stock., at which time the members of the Nominating and Corporate Governance Committee will be Mr. O’Neill (Chair) and Mr. Richardson.

The purpose of the Nominating and Corporate Governance Committee is to carry out the responsibilities delegated by the Board relating to the Company’s director nominations process and procedures, developing and maintaining the Company’s corporate governance policies, and any related matters required by the federal securities laws.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics applicable to directors, officers and employees. The Code of Conduct is available on our website at www.nyiax.com. Information contained on or accessible through our website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K, and the inclusion of our website address in this report is an inactive textual reference only. The nominating and governance committee of our Board will be responsible for overseeing the Code of Conduct and must approve any waivers of the Code of Conduct for employees, executive officers, and directors. We expect that any amendments to the Code of Conduct, or any waivers of its requirements, will be disclosed on our website.

Insider Trading Policy

The Company has adopted an Insider Trading Policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the compliance officer of the policy prior to execution.

Limitation on Directors Liability and Indemnification

Section 145 of the Delaware General Corporation Law (the “DGCL”) provides that a corporation may indemnify any person who was or is a party or is threatened to be made a party to an action by reason of the fact that he or she was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation against expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or her in connection with such action if he or she acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to, the best interests of the corporation and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful, except that, in the case of an action by or in right of the corporation, no indemnification may generally be made in respect of any claim as to which such person is adjudged to be liable to the corporation.

Section 145(g) of the DGCL permits a corporation to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation. The Company has purchased director and officer liability insurance to cover certain liabilities that its directors and officers may incur in connection with their services to the Company.

In addition, Section 102(b)(7) of the DGCL permits a corporation to provide in its certificate of incorporation that a director of the corporation shall not be personally liable to the corporation or its stockholders for monetary damages for breach of fiduciary duties as a director, except for liability for any: (i) breach of a director’s duty of loyalty to the corporation or its stockholders; (ii) act or omission not in good faith or that involves intentional misconduct or a knowing violation of law; (iii) unlawful payment of dividends or redemption of shares; or (iv) transaction from which the director derives an Improper personal benefit.

Our bylaws provide that any director or officer who is involved in litigation by reason of his or her position as a director or officer of the Company shall be indemnified and held harmless by the Company to the fullest extent authorized by Delaware law.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and executive officers. The indemnification agreements provide for indemnification against expenses, judgments, fines and penalties actually and reasonably incurred by an indemnitee in connection with threatened, pending or completed proceedings, subject to certain limitations. The indemnification agreements also provide for the advancement of expenses in connection with the investigation, defense, settlement or appeal of a proceeding, provided that the indemnitee provides an undertaking to repay to us any amounts advanced if the indemnitee is ultimately found not to be entitled to indemnification by us. The indemnification agreements set forth procedures for making and responding to a request for indemnification or advancement of expenses, as well as dispute resolution procedures that will apply to any dispute between us and an indemnitee arising under the indemnification agreements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the four most highly-compensated executive officers (other than the chief executive officer) who were serving as executive officers as of December 31, 2022 for services rendered in all capacities to us for the years ended December 31, 2022 and 2021.

Name	Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	Share-based Awards(1) ($)	Total ($)
Abenante, Carolina L	Co-Founder, Vice-Chairperson	2022	157,708		144,250		301,958
	and Chief Strategy Officer and Chief Evangelist (formerly, Co-Founder, Chief Strategy Officer, General Counsel, Vice Chairperson)(2)	2021	236,1045		440,788		676,892

Robert Ainbinder Jr.	Former Chief Executive Officer(3)	2022	318,750		144,250		463,000
		2021	356,667		275,492		632,159

Christopher Hogan	Interim Chief Executive Officer,	2022	365,141				365,141
	President and Chief Operating Officer (formerly Chief Operating Officer)(4)(5)	2021	469,500			1,000,000	1,469,500

Feldman, William	Chief Financial Officer and	2022	180,000		156,145		336,145
	Treasurer	2021	142,414				142,414

Toothaker, Gregory Robert	Chief Business Officer	2022	242,211				242,211
		2021	230,870				230,870

(1)	In accordance with ASC 718.
(2)	During the fiscal years ended December 31, 2021 and 2020, Ms. Abenante served as Co-Founder, Chief Strategy Officer, General Counsel and Vice Chairperson. As of May 23, 2022, she ceased to be General Counsel, but undertook a new title of Chief Evangelist.
(3)	Mr. Ainbinder was appointed Chief Executive Officer on July 22, 2020, prior to which he was Interim Chief Executive Officer since August 19, 2019. On May 26, 2022, Mr. Ainbinder resigned as Chief Executive Officer, but will continue to be a Director of the Company. Following Mr. Ainbinder’s resignation as Chief Executive Officer, the Company continues to compensate Mr. Ainbinder, at a rate of $270,000 per annum, for ongoing services provided. The Company and Mr. Ainbinder are currently in negotiations to finalize an agreement for ongoing business development services.
(4)	Christopher Hogan’s non-exclusive services as Chief Operating Officer were rendered through Southside Strategies, LLC and included various expenses paid to sub-contractors. For the year ended December 31, 2021, his compensation excluded approximately $53,900 of reimbursed medical coverage and medical costs. On May 26, 2022, Mr. Hogan was appointed as Interim Chief Executive Officer and President.
(5)	On June 22, 2021, Mr. Hogan received a common stock grant as a gift from the principal stockholders, Carolina Abenante and Mark Grinbaum, who transferred 200,000 of their shares, 100,000 each to Mr. Hogan. There were no performance conditions in this gifted grant and the principal stockholders, Carolina Abenante and Mark Grinbaum, paid all taxes related to this gifted grant. The Company expensed the award as share-based compensation in 2021 as is consistent with the Codification of Staff Accounting Bulletins Topic 5. The common stock grant gift are not to be sold for 181 days after the Company’s first day of trading its stock.

Employment Agreements and Consulting Agreements

On May 31, 2022, the Company and Joseph G. Passaic, Jr. entered into an agreement, pursuant to which Mr. Passaic agreed to be employed as Corporate Secretary of the Company. The Company agreed to pay Mr. Passaic a base monthly compensation of $10,000 starting from June 1, 2022. In addition, for the first three months commencement of the Company’s initial public offering, the Company agreed to pay Mr. Passaic an additional amount per month not less than $5,000 as may be determined by the company for a total minimum of $15,000 per month. In addition, the Company agreed to grant to Mr. Passaic (i) 20,000 fully vested non-qualified stock options at fair market value; and (ii) 40,000 restricted stock units which one half will vest on May 31, 2023 and the remainder on January 1, 2024. From July 16, 2022, Mr. Passaic voluntarily agreed to defer 20% of his compensation until the Company effectuates its public offering.

On May 23, 2022, the Company and Carolina Abenante entered into an employment agreement and general release, pursuant to which Ms. Abenante agreed to be employed as Co-Founder, Chief Strategy Officer, Chief Evangelist, Vice Chairperson and Director of the Company. The agreement is automatically renewed for one year on each anniversary date, unless it is terminated earlier with 30 days’ written notice by either party prior to each renewal. As compensation, the Company agreed to pay Ms. Abenante (i) a base salary at the rate of $255,000 per annum except that for the period of May 16, 2022 through July 15, 2022, Ms. Abenante’s base salary will be $100,000 per year; and (ii) an annual discretionary bonus of 20% of the actual paid base salary. From July 16, 2022, Ms. Abenante voluntarily agreed to defer her salary to $100,000 per year until the Company effectuates its public offering.

On May 24, 2022, the Company and Mark Grinbaum entered into a consulting agreement, pursuant to which Mr. Grinbaum agreed to be perform services in the role of Co-Founder and Executive Vice President of Financial Products of the Company, which is a part-time non-exclusive position for twelve months. The Company agreed to pay Mr. Grinbaum a base compensation of $90,000 per year. From July 16, 2022, Mr. Grinbaum voluntarily agreed to defer his compensation until the Company effectuates its public offering.

On August 30, 2019, the Company and Patrick Maddren entered into a consultancy agreement, pursuant to which Mr. Maddren agreed to perform services in the role of Vice President of Corporate and Business Development of the Company. As compensation, the Company agreed to pay Mr. Maddren (i) a consultancy fee of $15,000 per month ($180,000 per year), (ii) up to a maximum of 100,000 stock options to purchase shares of the Company at market price which stock options are to be granted at the Company’s discretion, and (iii) discretionary quarterly bonus of up to 35% of the base annual consultancy fee.

On July 16, 2016, the Company and Sergey Tsoy entered into an employment agreement, pursuant to which Mr. Tsoy agreed to be employed as Executive Vice President of Technology of the Company. As compensation, the Company agreed to pay Mr. Tsoy (i) a base salary at the rate of $150,000 per annum; (ii) a discretionary bonus of 20% of the base salary; (iii) 50,076 shares of common stock of the Company, subject to the terms of a restricted stock agreement dated April 20, 2016; and (iv) incentive stock options to purchase 100,000 shares of common stock of the Company at $4.60 per share, subject to the terms of a stock option award agreement dated May 1, 2017. Currently as Chief Technology and Product Officer, Mr. Tsoy’s salary is $230,000 per annum.

On April 13, 2017, the Company and Gregory Toothaker entered into an employment agreement, pursuant to which Mr. Toothaker agreed to be employed as Senior Vice President of Strategy of the Company starting April 24, 2017. As compensation, the Company agreed to pay Mr. Toothaker (i) a base salary at the rate of $225,000 per annum; (ii) a discretionary bonus of 30% of the base salary; and (iii) incentive stock options to purchase 70,000 shares of common stock of the Company at $4.60 per share, with a 3-year vesting schedule, subject to the terms of a stock option award agreement dated April 24, 2017. Currently as Chief Business Officer, Mr. Toothaker’s salary is $250,000 per annum.

On May 26, 2022, Mr. Hogan and the Company entered into an employment agreement, pursuant to which Mr. Hogan agreed to be employed as President and Chief Operating Officer of the Company and agreed to act as Interim Chief Executive Officer. The Company agreed to pay Mr. Hogan (i) a base salary of $360,000 per annum; (ii) a discretionary bonus of up to 50% of salary; (iii) an annual award of incentive stock options to purchase 75,000 shares of common stock of the Company at market price; and (iv) one time incentive bonus of $20,000 to $250,000 to be paid to Mr. Hogan based upon meeting key performance indicators related to media billed on the Company’s platform. From July 16, 2022, Mr. Hogan voluntarily agreed to defer 25% of his salary compensation until the Company effectuates its public offering.

On August 26, 2019, the Company and Robert Ainbinder, Jr. entered into an employment agreement, pursuant to which Mr. Ainbinder agreed to be employed as Interim Chief Executive Officer of the Company. As compensation, the Company agreed to pay Mr. Ainbinder (i) a base salary at the rate of $360,000 per annum, prorated based on the start date; (ii) a discretionary bonus equal to 2.5% of the funds received by the Company in a private placement commenced on August 19, 2019 (which pursuant to the understanding of the parties was not paid by the Company to Mr. Ainbinder); (iii) a discretionary bonus of 50% of the base salary upon the Company receiving funding, in one or multiple rounds, of $6,000,000; provided, however, Mr. Ainbinder shall not be eligible to receive such bonus if the aforementioned bonus equal to 2.5% of the funds raised by the Company has been paid to him; (iv) a discretionary bonus of up to 100% of the base salary upon the Company achieving a merger or initial public offering where the value of the Company is over $60 million; and (v) an increase of the base salary to $420,000 upon the Company achieving a merger or initial public offering of at least $75 million unless finances of the Company are not permitting, or the Board is not in agreement. Pursuant to a stock option award agreement dated October 14, 2016, Mr. Ainbinder also received 10-year incentive stock options to purchase 113,578 shares of common stock of the Company at $3.30 per share. On December 16, 2020, Mr. Ainbinder became Chief Executive Officer of the Company. Additionally, in 2021, Mr. Ainbinder was issued incentive options to purchase100,000 shares of common stock at $4.40 per share under 2021 Equity Incentive Plan. On May 26, 2022, Mr. Ainbinder resigned as Chief Executive Officer of the Company, but continues to be a Director of the Company. Following Mr. Ainbinder’s resignation as Chief Executive Officer, the Company continues to compensate Mr. Ainbinder, at a rate of $270,000 per annum, for ongoing services provided. The Company and Mr. Ainbinder are currently in negotiations to finalize an agreement for ongoing business development services.

On July 1, 2021 Mr. Feldman became an employee of NYIAX. As compensation, pursuant to an employment agreement, the Company agreed to pay Mr. Feldman (i) a base salary at the rate of $200,000 per annum; (ii) a bonus at the discretion of the Company, which shall not be more than 50% of the base salary; and (iii) incentive stock options to purchase 150,000 shares of common stock of the Company at $4.40 per share, with a 4-year vesting schedule; provided, however, vesting of such options shall be accelerated of up to nine months when Mr. Feldman’s employment commenced with the Company. From July 16, 2022, Mr. Feldman voluntarily agreed to defer 20% of his salary compensation until the Company effectuates its public offering.

On September 6, 2016, the Company and Richard Bush entered into an employment agreement, pursuant to which Mr. Bush agreed to be employed as Chief Technology Officer and Chief Product Officer. He was President of the Company from June 2018 to November 15, 2021. Mr. Bush was appointed Chief of Staff as of November 2021, and his current salary is $185,000 per annum.

Outstanding Equity Awards

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of December 31, 2022.

		Option Awards					Stock Awards
Name	Total	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un-exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Carolina Abenante	160,000	160,000	0	—	$4.40	05/01/31
	50,000	50,000	0	—	$5.00	01/13/32
Robert Ainbinder Jr.(2)	113,578	113,578	—	—	$3.30	10/14/26
	100,000	100,000	—	—	$5.00	05/01/31
	50,000	50,000	—	—	$5.00	01/13/32
Christopher Hogan(1)		—	—	—
Feldman, William	150,000	109,995	40,005	40,005	$4.40	08/01/31
Toothaker, Gregory Robert	70,000	—	70,000	70,000	$4.60	04/24/27

(1)	In addition to Chief Operating Officer, Mr. Hogan was appointed Interim Chief Executive Officer and President on May 26, 2022.
(2)	Mr. Ainbinder was appointed Chief Executive Officer on July 22, 2020, prior to which he was Interim Chief Executive Officer since August 19, 2019. On May 26, 2022, Mr. Ainbinder resigned as Chief Executive Officer, but will continue to be a Director of the Company. Following Mr. Ainbinder’s resignation as Chief Executive Officer, the Company continues to compensate Mr. Ainbinder, at a rate of $270,000 per annum, for ongoing services provided. The Company and Mr. Ainbinder are currently in negotiations to finalize an agreement for ongoing business development services.

Director Compensation

The following table details the compensation paid to or accrued for each of the Company’s current non-management directors in the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Wise(1)	0	531,250	144,250	—	—	—	675,500
Thomas F. O’Neill(2)	0	—	288,500	—	—	—	288,500

(1)	Pursuant to an agreement entered into by and between the Company and William Wise dated as of November 1, 2016, Mr. Wise agreed to serve as a member of the Board of Directors of the Company. As compensation, the Company agreed to grant to Mr. Wise 142,443 nonstatutory stock options on November 1, 2016 under the Company’s 2016 Equity Incentive Plan, with an exercise price of $3.30 per share, having a value equal to $470,061.90. 47,481 options vested and became exercisable as of the date of the agreement, and the remainder of 94,962 options shall vest and become exercisable in 1/24 equal increments per month from January 1, 2017. All options granted to Mr. Wise were fully vested as of December 31, 2022.

On January 13, 2022, the Board of Directors awarded Mr. Wise, as a director of the Company, 50,000 options, which are exercisable at $5 per share and vested immediately.

On April 19, 2022, as compensation for his service as Chairman until such date, the Board of Directors awarded Mr. Wise 250,000 restricted stock units under the 2021 Equity Incentive Plan, which will vest over two years in two equal instalments starting from the first-year anniversary of such award.

During the year ended December 31, 2022, no compensation was earned by, paid to or accrued for Mr. Wise. On March 20, 2023, Mr. Wise resigned from the Board of Directors of the Company.

(2)	113,577 options were awarded to Mr. O’Neill on October 14, 2016, all of which were fully vested as of December 31, 2022. During the year ended December 31, 2021, no compensation was earned by, paid to or accrued for Mr. O’Neill. In addition, On January 13, 2022, the Board of Directors awarded Mr. O’Neil 50,000 options, with an exercise price of $5 per share and vested immediately, as a director of the Company, and an additional 50,000 options with the same terms as Chairman of the Audit Committee.

On May 31, 2022, the Board of Directors approved an award of 150,000 restricted stock units to Mr. Richardson, Director Nominee. The restricted stock units will vest in three equal annual instalments starting from June 30, 2023. The grant is subject to Mr. Richardson becoming a member of the Board at which point the grant will be finalized.

2016 Equity Incentive Plan

On September 6, 2016, our Board of Directors adopted a 2016 Equity Incentive Plan (the “2016 Plan”). The 2016 Plan was approved by our stockholders on September 28, 2016.

The purpose of the 2016 Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company.

The Company intends that securities issued pursuant to the 2016 Plan be exempt from requirements of registration and qualification of such securities pursuant the exemptions afforded by Rule 701 promulgated under the Securities Act and any applicable exemptions under applicable state securities laws, and the 2016 Plan shall be so construed. Further, the Company intends that awards granted pursuant to the 2016 Plan be exempt from or comply with Section 409A of the U.S. Internal Revenue Code (the “Code”) (including any amendments or replacements of such section), and the 2016 Plan shall be so construed.

Term of Plan. The 2016 Plan shall continue in effect until its termination by the Board; provided, however, that all Awards shall be granted, if at all, within ten (10) years from September 6, 2016. “Award” means an Option, Stock Appreciation Right, Restricted Stock Purchase Right, Restricted Stock Bonus, Restricted Stock Unit, or Share-Based Award granted under the 2016 Plan.

Administration of the Incentive Plan. The 2016 Plan shall be administered by the Board. Awards are granted solely at the discretion of the Board. The Board has the full and final power and authority, in its discretion, to determine, among other things, (i) the persons to whom, and the time or times at which, Awards shall be granted and the number of shares of Common Stock to be subject to each Award, (ii) the type of Award granted, and (iii) the terms, conditions and restrictions applicable to each Award.

Persons Eligible for Awards. Awards may be granted only to employees, consultants and directors of the Company.

Shares Subject to the Incentive Plan. Subject to customary adjustments such as merger, consolidation, reorganization, reincorporation, recapitalization, reclassification, stock dividend, stock split, reverse stock split, split-up, split-off, spin-off, combination of shares, exchange of shares, or similar change in the capital structure of the Company, the maximum aggregate number of shares of Common Stock that may be issued under the 2016 Plan is 1,133,483 and consists of authorized but unissued or reacquired shares of Common Stock or any combination thereof. As of the date of hereof, a total of 922,403 stock options are issued and outstanding, all of which have vested as of the date hereof, and another 71,060 options have been exercised and converted into are outstanding shares under the 2016 Plan. There are currently 152,140 shares available for issuance under the 2016 Plan.

Individual Annual Maximum. Subject to adjustments, the maximum number of shares of Common Stock that may be the subject of Awards under the 2016 Plan during any calendar year to any one participant is 300,000 shares.

Stock Options. Options shall be evidenced by award agreements specifying the number of shares of Common Stock covered thereby, in such form as the Board shall from time to time establish. The exercise price for each Option shall be established in the discretion of the Board; provided, however, that (a) the exercise price per share for an Option shall be not less than the Fair Market Value of a share of Stock on the effective date of grant of the Option and (b) no Incentive Stock Option granted to a stockholder who owns more than ten percent (10%) of the Company’s voting stock shall have an exercise price per share less than one hundred ten percent (110%) of the Fair Market Value of a share of Common Stock on the effective date of grant of the Option.

An Incentive Stock Option may be granted only to a person who, on the effective date of grant, is an Employee. Any person who is not an Employee on the effective date of the grant of an Option to such person may be granted only a Non-Statutory Stock Option.

No Option shall be exercisable after the expiration of ten (10) years after the effective date of grant of such Option. No Incentive Stock Option granted to a stockholder who owns more than ten percent (10%) of the Company’s voting stock shall be exercisable after the expiration of five (5) years after the effective date of grant of such Option. Subject to exceptions, no Option granted to an Employee who is a non-exempt employee for purposes of the Fair Labor Standards Act of 1938, as amended, shall be first exercisable until at least six (6) months following the date of grant of such Option.

The following table sets forth stock options that were approved by the Board to the persons and groups named below under the 2016 Plan as of December 31, 2022.

Name and Position	Number of Shares of Common Stock underlying Stock Options
Robert E. Ainbinder, Jr.	113,578
Gregory Toothaker	70,000
All executive officers as a group	183,578
William Wise	142,443
Thomas O’Neil	113,576
All non-executive directors as a group	256,019
All non-executive officer employees as a group	—

Stock Appreciation Rights (“SAR”). The exercise price for each SAR shall be established in the discretion of the Board; provided, however, that the exercise price per share for a SAR shall be not less than the Fair Market Value of a share of Common Stock on the effective date of grant of the SAR. No SAR shall be exercisable after the expiration of ten (10) years after the effective date of grant of such SAR. Subject to exceptions, no SAR granted to an Employee who is a non-exempt employee for purposes of the Fair Labor Standards Act of 1938, as amended, shall be first exercisable until at least six (6) months following the date of grant of such SAR.

Restricted Stock Units. Restricted Stock Units shall be evidenced by award agreements, in such form as the Board shall from time to time establish, specifying the number of shares of Stock covered thereby, the vesting conditions and period of restriction, and the time and form of payment, whether in cash, shares of Stock or a combination of cash and shares.

Restricted Stock Awards. Restricted Stock Awards may be granted in the form of either a Restricted Stock Bonus or a Restricted Stock Purchase Right. Restricted Stock Awards may be granted upon such conditions as the Board shall determine, including, without limitation, upon the attainment of one or more performance goals. The purchase price for shares of Stock issuable under each Restricted Stock Purchase Right shall be established by the Board in its discretion. A Restricted Stock Purchase Right shall be exercisable within a period established by the Board, which shall in no event exceed sixty (60) days from the effective date of the grant of the Restricted Stock Purchase Right.

Stock-Based Awards. Payment of earned Stock-Based Awards shall be as determined by the Board and as evidenced in the award agreement. Subject to the terms of the 2016 Plan, the Board, in its sole discretion, may pay earned Stock-Based Awards in the form of cash or in shares of Stock (or in a combination thereof) that have an aggregate Fair Market Value equal to the value of the earned Stock-Based Awards. Such shares may be granted subject to any restrictions deemed appropriate by the Board. The determination of the Board with respect to the form of payout of such Awards shall be set forth in the award agreement pertaining to the grant of the Award.

Tax Withholding. The Company shall have the right to deduct from any and all payments made under the 2016 Plan, or to require the plan participant, through payroll withholding, cash payment or otherwise, to make adequate provision for, the federal, state, local and foreign taxes (including any social insurance), if any, required by law to be withheld by the Company with respect to an Award or the shares acquired pursuant thereto.

Rights as a Stockholder. A plan participant shall have no rights as a stockholder of the Company with respect to any shares covered by an Award until the date of the issuance of such shares, as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company.

Amendment or Termination of Plan. The Board may amend, suspend or terminate the 2016 Plan at any time. However, without the approval of the Company’s stockholders, there shall be (a) no increase in the maximum aggregate number of shares of Common Stock that may be issued under the 2016 Plan, except by operation of the adjustment provisions of the 2016 Plan, (b) no change in the class of persons eligible to receive Incentive Stock Options, and (c) no other amendment of the 2016 Plan that would require approval of the Company’s stockholders under any applicable law, regulation or rule, including the rules of any stock exchange or quotation system upon which the Stock may then be listed or quoted.

2017 Equity Incentive Plan

On January 18, 2018, our Board of Directors and stockholders adopted the 2017 Equity Incentive Plan (the “2017 Plan”).

The purpose of the 2017 Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company.

The Company intends that securities that have been issued pursuant to the 2017 Plan be exempt from requirements of registration and qualification of such securities pursuant the exemptions afforded by Rule 701 promulgated under the Securities Act and any applicable exemptions under applicable state securities laws, and the 2017 Plan shall be so construed. Further, the Company intends that awards granted pursuant to the 2017 Plan be exempt from or comply with Section 409A of the Code (including any amendments or replacements of such section), and the 2017 Plan shall be so construed.

Term of Plan. The 2017 Plan shall continue in effect until its termination by the Board; provided, however, that all Awards shall be granted, if at all, within ten (10) years from December 15, 2017. “Award” means an Option, Stock Appreciation Right, Restricted Stock Purchase Right, Restricted Stock Bonus, Restricted Stock Unit, or Stock-Based Award granted under the 2017 Plan.

Administration of the Incentive Plan. The 2017 Plan shall be administered by the Board. Awards are granted solely at the discretion of the Board. The Board has the full and final power and authority, in its discretion, to determine, among other things, (i) the persons to whom, and the time or times at which, Awards shall be granted and the number of shares of Common Stock to be subject to each Award, (ii) the type of Award granted, and (iii) the terms, conditions and restrictions applicable to each Award.

Persons Eligible for Awards. Awards may be granted only to employees, consultants and directors of the Company.

Shares Subject to the Incentive Plan. Subject to customary adjustments such as merger, consolidation, reorganization, reincorporation, recapitalization, reclassification, stock dividend, stock split, reverse stock split, split-up, split-off, spin-off, combination of shares, exchange of shares, or similar change in the capital structure of the Company, the maximum aggregate number of shares of Common Stock that may be issued under the 2017 Plan is 604,832 and consists of authorized but unissued or reacquired shares of Common Stock or any combination thereof. As of the date of hereof, a total of 571,722 stock options have been issued and are outstanding under the 2017 Plan, all of which have vested as of the date hereof. There are currently 33,110 shares available for issuance under the 2017 Plan.

Individual Annual Maximum. Subject to adjustments, the maximum number of shares of Common Stock that may be the subject of Awards under the 2017 Plan during any calendar year to any one participant is 300,000 shares.

Stock Options. Options shall be evidenced by award agreements specifying the number of shares of Common Stock covered thereby, in such form as the Board shall from time to time establish. The exercise price for each Option shall be established in the discretion of the Board; provided, however, that (a) the exercise price per share for an Option shall be not less than the Fair Market Value of a share of Stock on the effective date of grant of the Option and (b) no Incentive Stock Option granted to a stockholder who owns more than ten percent (10%) of the Company’s voting stock shall have an exercise price per share less than one hundred ten percent (110%) of the Fair Market Value of a share of Common Stock on the effective date of grant of the Option.

An Incentive Stock Option may be granted only to a person who, on the effective date of grant, is an Employee. Any person who is not an Employee on the effective date of the grant of an Option to such person may be granted only a Non-Statutory Stock Option.

No Option shall be exercisable after the expiration of ten (10) years after the effective date of grant of such Option. No Incentive Stock Option granted to a stockholder who owns more than ten percent (10%) of the Company’s voting stock shall be exercisable after the expiration of five (5) years after the effective date of grant of such Option. Subject to exceptions, no Option granted to an Employee who is a non-exempt employee for purposes of the Fair Labor Standards Act of 1938, as amended, shall be first exercisable until at least six (6) months following the date of grant of such Option.

The following table sets forth stock options that were approved by the Board to the persons and groups named below under the 2017 Plan as of December 31, 2022.

Name and Position	Number of Shares of Common Stock underlying Stock Options
Christopher Hogan	200,000
Sergey Tsoy	100,000
Vladislav Kuzemchik	55,000
All executive officers as a group	355,000
All non-executive directors as a group	—
All non-executive officer employees as a group	—

Stock Appreciation Rights (“SAR”). The exercise price for each SAR shall be established in the discretion of the Board; provided, however, that the exercise price per share for a SAR shall be not less than the Fair Market Value of a share of Common Stock on the effective date of grant of the SAR. No SAR shall be exercisable after the expiration of ten (10) years after the effective date of grant of such SAR. Subject to exceptions, no SAR granted to an Employee who is a non-exempt employee for purposes of the Fair Labor Standards Act of 1938, as amended, shall be first exercisable until at least six (6) months following the date of grant of such SAR.

Restricted Stock Units. Restricted Stock Units shall be evidenced by award agreements, in such form as the Board shall from time to time establish, specifying the number of shares of Stock covered thereby, the vesting conditions and period of restriction, and the time and form of payment, whether in cash, shares of Stock or a combination of cash and shares.

Restricted Stock Awards. Restricted Stock Awards may be granted in the form of either a Restricted Stock Bonus or a Restricted Stock Purchase Right. Restricted Stock Awards may be granted upon such conditions as the Board shall determine, including, without limitation, upon the attainment of one or more performance goals. The purchase price for shares of Stock issuable under each Restricted Stock Purchase Right shall be established by the Board in its discretion. A Restricted Stock Purchase Right shall be exercisable within a period established by the Board, which shall in no event exceed sixty (60) days from the effective date of the grant of the Restricted Stock Purchase Right.

Stock-Based Awards. Payment of earned Stock-Based Awards shall be as determined by the Board and as evidenced in the award agreement. Subject to the terms of the 2017 Plan, the Board, in its sole discretion, may pay earned Stock-Based Awards in the form of cash or in shares of Stock (or in a combination thereof) that have an aggregate Fair Market Value equal to the value of the earned Stock-Based Awards. Such shares may be granted subject to any restrictions deemed appropriate by the Board. The determination of the Board with respect to the form of payout of such Awards shall be set forth in the award agreement pertaining to the grant of the Award.

Tax Withholding. The Company shall have the right to deduct from any and all payments made under the 2017 Plan, or to require the plan participant, through payroll withholding, cash payment or otherwise, to make adequate provision for, the federal, state, local and foreign taxes (including any social insurance), if any, required by law to be withheld by the Company with respect to an Award or the shares acquired pursuant thereto.

Rights as a Stockholder. A plan participant shall have no rights as a stockholder of the Company with respect to any shares covered by an Award until the date of the issuance of such shares, as evidenced by the appropriate entry on the books of the Company or of a duly authorized transfer agent of the Company.

Amendment or Termination of Plan. The Board may amend, suspend or terminate the 2017 Plan at any time. However, without the approval of the Company’s stockholders, there shall be (a) no increase in the maximum aggregate number of shares of Common Stock that may be issued under the 2017 Plan, except by operation of the adjustment provisions of the 2017 Plan, (b) no change in the class of persons eligible to receive Incentive Stock Options, and (c) no other amendment of the 2017 Plan that would require approval of the Company’s stockholders under any applicable law, regulation or rule, including the rules of any stock exchange or quotation system upon which the Stock may then be listed or quoted.

2021 Equity Incentive Plan

On April 8, 2021, our Board of Directors and stockholders adopted the 2021 Equity Incentive Plan (the “2021 Plan”).

The purpose of the 2021 Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees, directors and consultants, and to promote the success of the Company.

The Company intends that securities that have been issued pursuant to the 2021 Plan be exempt from requirements of registration and qualification of such securities pursuant the exemptions afforded by Rule 701 promulgated under the Securities Act and any applicable exemptions under applicable state securities laws, and the 2021 Plan shall be so construed. Further, the Company intends that awards granted pursuant to the 2021 Plan be exempt from or comply with Section 409A of the Code (including any amendments or replacements of such section), and the 2021 Plan shall be so construed.

Term of Plan. The 2021 Plan shall continue in effect until its termination by the Board; provided, however, that all Awards shall be granted, if at all, within ten (10) years from the effective date of the 2021 Plan. “Award” means an Option, Stock Appreciation Right, Restricted Stock Purchase Right, Restricted Stock or Restricted Stock Unit granted under the 2021 Plan.

Administration of the Incentive Plan. The 2021 Plan shall be administered by the Board, General Counsel or a committee of the Board. Awards are granted solely at the discretion of the administrator. The administrator has the full and final power and authority, in its discretion, to determine, among other things, (i) the persons to whom, and the time or times at which, Awards shall be granted and the number of shares of Common Stock to be subject to each Award, (ii) the type of Award granted, and (iii) the terms, conditions and restrictions applicable to each Award.

Persons Eligible for Awards. Awards may be granted only to employees, consultants and directors of the Company or a subsidiary.

Shares Subject to the Incentive Plan. Subject to customary adjustments such as merger, consolidation, reorganization, reincorporation, recapitalization, reclassification, stock dividend, stock split, reverse stock split, split-up, split-off, spin-off, combination of shares, exchange of shares, or similar change in the capital structure of the Company, the maximum aggregate number of shares of Common Stock that may be issued under the 2021 Plan is 12,000,000 and consists of authorized but unissued or reacquired shares of Common Stock or any combination thereof.

As of the date of hereof, 2,415,000 shares of common stock, including shares underlying 1,975,000 options (of which 1,370,276 option have vested) and 420,000 shares of restricted stock awards (none of which have vested), have been issued under the 2021 Plan. There are currently 9,585,000 shares available for issuance under the 2021 Plan, which include 150,000 restricted stock units granted by the Board of Directors to Mr. Richardson, a Director Nominee, which is subject to Mr. Richardson becoming a Director of the Company effective as of the first day of trading of the Company’s stock.

Stock Options. Options shall be evidenced by award agreements specifying the number of shares of Common Stock covered thereby, in such form as the Board shall from time to time establish. The exercise price for each Option shall be established in the discretion of the administrator; provided, however, that (a) the exercise price per share for an Option shall be not less than the Fair Market Value of a share of Stock on the effective date of grant of the Option and (b) no Incentive Stock Option granted to a stockholder who owns more than ten percent (10%) of the Company’s voting stock shall have an exercise price per share less than one hundred ten percent (110%) of the Fair Market Value of a share of Common Stock on the effective date of grant of the Option.

An Incentive Stock Option may be granted only to a person who, on the effective date of grant, is an Employee. Any person who is not an Employee on the effective date of the grant of an Option to such person may be granted only a Non-Statutory Stock Option.

No Option shall be exercisable after the expiration of ten (10) years after the effective date of grant of such Option. No Incentive Stock Option granted to a stockholder who owns more than ten percent (10%) of the Company’s voting stock shall be exercisable after the expiration of five (5) years after the effective date of grant of such Option.

The following table sets forth stock options that were approved by the Board to the persons and groups named below under the 2021 Plan as of December 31, 2022.

2021 Equity Incentive Plan

Name and Position	Number of Shares of Common Stock underlying Stock Options
Mark Grinbaum	160,000
Carolina Abenante	210,000
Robert Ainbinder, Jr.	150,000
William Wise	300,000
Tom O’Neill (director)	100,000
William Feldman	150,000
—
All executive officers as a group	1,070,000
All non-executive directors as a group(a)
All non-executive officer employees as a group

Excluded from the table above are 150,000 restricted stock units granted to Mr. Richardson, a Director Nominee, by the Board of Directors. The restricted units will vest in three equal annual instalments starting from June 30, 2023. The grant is subject to Mr. Richardson becoming a member of the Board at which point the grant will be finalized.

Stock Appreciation Rights (“SAR”). The exercise price for each SAR shall be established in the discretion of the administrator; provided, however, that the exercise price per share for a SAR shall be not less than the Fair Market Value of a share of Common Stock on the effective date of grant of the SAR. No SAR shall be exercisable after the expiration of ten (10) years after the effective date of grant of such SAR.

Restricted Stock. Restricted Stock shall be evidenced by award agreements, in such form as the administrator shall from time to time establish, specifying the period of restriction, the number of shares granted, and other terms the administrator may determine in its discretion.

Restricted Stock Units. Restricted Stock Units shall be evidenced by award agreements, in such form as the administrator shall from time to time establish, specifying the number of shares of Stock covered thereby, the vesting conditions and period of restriction, and the time and form of payment, whether in cash, shares of Stock or a combination of cash and shares.

Tax Withholding. The Company shall have the right to deduct from any and all payments made under the 2021 Plan, or to require the plan participant, through payroll withholding, cash payment or otherwise, to make adequate provision for, the federal, state, local and foreign taxes (including any social insurance), if any, required by law to be withheld by the Company with respect to an Award or the shares acquired pursuant thereto.

Amendment or Termination of Plan. The Board may amend, suspend or terminate the 2021 Plan at any time.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of the fiscal year ended December 31, 2022.

	Number of common shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding option, warrants and rights (b)	Number of common shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
Equity compensation plans approved by security holders
2016 Equity Compensation Plan	916,344	$3.40	152,140
2017 Equity Compensation Plan	586,722	1.96	18,110
2021 Equity Compensation Plan	1,592,500	4.39	10,117,500
Equity compensation plans not approved by security holders	—	—	—
Total	3,095,566	$3.64	10,562,750

Additionally, 150,000 restricted stock units granted to Mr. Richardson, a Director Nominee, by the Board of Directors are excluded from the table above. The restricted units will vest in three equal annual instalments starting from June 30, 2023. The grant is subject to Mr. Richardson becoming a member of the Board at which point the grant will be finalized.

Immediately after the consummation of our initial public offering, we will file a Registration Statement on Form S-8 to register the securities issuable under our 2016 Equity Compensation Plan, 2017 Equity Compensation Plan and 2021 Equity Compensation Plan, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of Common Stock beneficially owned as of the date hereof by:

●	each of each of our named executive officers;

●	each of our directors;

●	all of our directors and current executive officers as a group; and

●	each of our stockholders who is known by us to beneficially own more than 5% of our Common Stock.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 15,561,499 shares of common stock outstanding as of the date of this Annual Report on Form 10-K, which excludes:

i.	a total of 2,077,188 shares of our common stock issuable upon exercise of warrants;

ii.	a total of 3,066,626 shares of our common stock issuable upon exercise of options;

iii.	the number of shares of common stock issuable 985,000 as of the date thereof) upon the conversion of the 2023B Convertible Note Payable (excluding deferred debt discount and amortization of discount) and accrued payment-in-kind interest of approximately $37,190 through the date thereof (and approximately $24,000 accruing monthly), at a conversion price of $2.00 the number of shares of common stock issuable 985,000 as of the date thereof) upon the conversion of the 2023B Convertible Note Payable (excluding deferred debt discount and amortization of discount) and accrued payment-in-kind interest of approximately $37,190 through the date thereof (and approximately $24,000 accruing monthly), at a conversion price of $2.00;

iv.	175,000 restricted stock units granted to Mr. Richardson, a Director Nominee On June 21, 2023, Board nominee and appointee Paul Richardson’s restricted stock units grant of 150,000 units, granted on May 31, 2022, were revised as follows: Paul Richardson was granted 175,000 restricted stock units (an increase of 25,000 restricted stock units over the May 31, 2022 grant of 150,000 restricted stock units) effective upon his appointment as director upon the first day of trading of the Company’s common stock on the NASDAQ Exchange and with the award vesting one-third at grant date and the remainder vesting quarterly over a two year period in accordance with the Plan. The 175,000 restricted stock grant is subject to Mr. Richardson becoming a member of the Board at which point the grant will be finalized;

v.	175,000 restricted stock units granted to Mr. Garone, a Director Nominee, by the Board of Directors. The grant shall be effective upon Mr. Garone’s appointment as a director upon the first day of trading of the Company’s common stock on the NASDAQ Exchange and said award shall vest quarterly over a three-year period in accordance with the Plan. The grant is subject to Mr. Garone becoming a member of the Board at which point the grant will be finalized;

vi.	175,000 restricted stock units granted to Mr. Cooperman, a Director Nominee, by the Board of Directors. The grant shall be effective upon Mr. Cooperman’s appointment as a director upon the first day of trading of the Company’s common stock on the NASDAQ Exchange and said awards shall vest quarterly over a three-year period in accordance with the Plan. The grant is subject to Mr. Cooperman becoming a member of the Board at which point the grant will be finalized;

vii.	200,000 restricted stock units granted to Mr. William Feldman, the Company’s Chief Financial Officer. The award removes all service and other contingencies upon the first day of trading of the Company’s stock and are to be awarded six months after the first day of trading of the Company’s stock as registered free trading shares; and

viii.	50,000 additional restricted stock units granted on June 21, 2023 to Mr. Joseph G. Passaic, Jr. with said grant becoming effective upon the first day of trading of the Company’s common stock on the NASDAQ Exchange and with the award vesting quarterly over a three-year period, commencing January 1, 2024.

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, the date of this Annual Report on Form 10-K. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o NYIAX, Inc., 180 Maiden Lane, 11th Floor, New York, NY 10005.

Names of Beneficial Owners	Total Shares Beneficially Owned(1)	Percent of Shares Beneficially Owned
Carolina Abenante(2)	1,060,000	6.0%
Mark Grinbaum(3)	1,052,938	6.0%
Robert Ainbinder Jr.(4)	605,063	3.8%
Tom O’Neill(6)	456,347	2.4%
Christopher Hogan(7)	400,000	2.1%
William Feldman(5)	146,659	*
Sergey Tsoy(8)	172,298	*
Gregory Toothaker(9)	70,000	*
Vladislav Kuzemchik(10)	64,833	*
Paul Richardson, Director Nominee(11)	—
Michael M. Garone, Director Nominee(11)	—
Bruce Cooperman, Director Nominee(11)	—
Joe Passaic(12)	60,000	*
All officers & directors as a group	4.138.139	20.0%
Other 5% Beneficial Owners:
Suwyn Investments, LLC(13)	1,597,602	8.8%
Network Foundation Technologies, LLC(14)	2,000,000	10.8%

*	Less than 1%.

(1)	The percentages herein take into account of (a) shares of Common Stock beneficially owned or vested as of the date hereof, both of which have voting power, and (b) options or warrants exercisable as of, or within 60 days of, the date hereof.

(2)	For Ms. Abenante, the shares the total number of beneficially owned include (i) 850,000 shares of Common Stock; (ii) vested options exercisable within 60 days to purchase an aggregate of 160,000 shares of Common Stock and (iii) 50,000 vested options granted by the Board of Directors to each Director for 2021 services as a Board Member, including Ms. Abenante, as of the date hereof, all of the options have vested.

(3)	For Mr. Grinbaum, the shares beneficially owned include (i) 827,238 shares of Common Stock; (ii) vested options exercisable within 60 days to purchase an aggregate of 160,000 shares of Common Stock and (iii) 39,000 shares from the future conversion of 2022 convertible note payable purchased September 14, 2021, including estimated interest on the note and exercise of all warrants.

(2) and (3) NYIAX founders and shareholders Carolina Abenante and Mark Grinbaum, agreed to transfer to Patrick Maddren, a NYIAX contractor, an aggregate of 100,000 shares of our common stock, or 50,000 shares of our common stock each. In the transfer letter, dated November 11, 2022, Patrick Maddren agreed to assume all tax liabilities related to the transfer and to a general releases in favour of Carolina Abenante, Mark Grinbaum, and NYIAX from any and all prior claims, actions, causes of action, grievances, suits, charges, or complaints of any kind or nature whatsoever. The transfer was reflected in the beneficial ownership above. The NYIAX contractor, Patrick Maddren, was previously awarded 100,000 warrants which were granted on May 1, 2021, had an exercise price of $1.00, and vested immediately.

(4)	For Mr. Ainbinder, the shares beneficially owned include (i) 318,665 shares of Common Stock; (ii) vested options exercisable within 60 days to purchase an aggregate of 213,578 shares of Common Stock; (iii) 50,305 shares of Common Stock received for services from WestPark Capital while Mr. Ainbinder was employed as a registered representative with WestPark Capital; (iv) 50,000 vested options granted by the Board of Directors to each Director for 2021 services as a Board Member, including Mr. Ainbinder; and (v) warrants issued on August 10, 2018 exercisable within 60 days to purchase 22,515 shares of Common Stock received for services from WestPark Capital while Mr. Ainbinder was employed as a registered representative with WestPark Capital. Mr. Ainbinder was a Vice President at the New York City office of WestPark Capital, Inc., the former Placement Agent in the Company’s certain prior offerings. As of the date hereof, all of the options have vested. On May 26, 2022, Mr. Ainbinder resigned. CEO. Robert Ainbinder will be longer be acting as our chief executive officer but will continue to be a Director of the Company.

(5)	For Mr. Feldman, the shares beneficially owned include vested options exercisable within 60 days to purchase an aggregate of 146,659 shares of Common Stock. In addition, Mr. Feldman also owns unvested options to purchase 3,341 shares of Common Stock.

(6)	For Mr. O’Neill, the shares beneficially owned include (i) 227,618 shares of Common Stock awarded as director; (ii) 15,152 shares purchased; (ii) vested options exercisable within 60 days to purchase an aggregate of 113,577 shares of Common Stock; (iii) 50,000 vested options granted by the Board of Directors to each Director for 2021 services as a Board Member, including Mr. O’Neill; and (iv) 50,000 options granted to Mr. O’Neill as Chairman of the Audit Committee, all of which have vested as of the date hereof.

(7)	For Mr. Hogan, the shares beneficially owned include includes (i) 200,000 shares of Common Stock — gifted June 22,202, see below; and (ii) vested options exercisable within 60 days to purchase an aggregate of 200,000 shares of Common Stock. On June 22, 2021, Mr. Hogan received a common stock grant as a gift from the principal stockholders, Carolina Abenante and Mark Grinbaum, who transferred 200,000 of their shares, 100,000 each to Mr. Hogan. There were no performance conditions in this gifted grant and the principal stockholders, Carolina Abenante and Mark Grinbaum, paid all taxes related to this gifted grant. The Company expensed the award as share-based compensation in 2021 as is consistent with the Codification of Staff Accounting Bulletins Topic 5. The common stock grant gift are not to be sold for 181 days after the Company’s first day of trading of its stock.

(8)	Mr. Tsoy has been granted 50,076 shares of Common Stock pursuant to his RSA. All of the shares have vested. Additionally, pursuant to a stock option award agreement Mr. Tsoy received 100,000 incentive stock option, all of which have vested as of the date hereof. Mr. Tsoy was granted an additional 50,000 options by the Board on April 27, 2022, with a four-year vesting schedule in equal instalments starting from one year anniversary of the grant.

(9)	For Mr. Toothaker, includes vested options exercisable within 60 days to purchase an aggregate of 70,000 shares of Common Stock.

(10)	For Mr. Kuzemchik includes vested options exercisable within 60 days to purchase an aggregate of 55,000 shares of Common Stock. Mr. Kuzemchik was granted an additional 26,500 options by the Board on April 27, 2022, with a four-year vesting schedule in equal instalments starting from one year anniversary of the grant.

(11)

For Mr. Richardson: 175,000 restricted stock units granted to Mr. Richardson, a Director Nominee On June 21, 2023, Board nominee and appointee Paul Richardson’s restricted stock units grant of 150,000 units, granted on May 31, 2022, were revised as follows: Paul Richardson was granted 175,000 restricted stock units (an increase of 25,000 restricted stock units over the May 31, 2022 grant of 150,000 restricted stock units) effective upon his appointment as director upon the first day of trading of the Company’s common stock on the NASDAQ Exchange and with the award vesting one-third at grant date and the remainder vesting quarterly over a two year period in accordance with the Plan. The 175,000 restricted stock grant is subject to Mr. Richardson becoming a member of the Board at which point the grant will be finalized.

For Mr. Garone: 175,000 restricted stock units granted to Mr. Garone, a Director Nominee, by the Board of Directors. The grant shall be effective upon Mr. Garone’s appointment as a director upon the first day of trading of the Company’s common stock on the NASDAQ Exchange and said award shall vest quarterly over a three-year period in accordance with the Plan. The grant is subject to Mr. Garone becoming a member of the Board at which point the grant will be finalized.

For Mr. Cooperman: 175,000 restricted stock units granted to Mr. Cooperman, a Director Nominee, by the Board of Directors. The grant shall be effective upon Mr. Cooperman’s appointment as a director upon the first day of trading of the Company’s common stock on the NASDAQ Exchange and said awards shall vest quarterly over a three-year period in accordance with the Plan. The grant is subject to Mr. Cooperman becoming a member of the Board at which point the grant will be finalized;

(12)	For Mr. Joe Passaic, on May 31, 2022, the Board approved (i) 40,000 restricted stock units vesting evenly over two years commencing May 31, 2023 and (ii) 20,000 non-qualified stock units immediate vesting at $5.00 exercise price granted to Mr. Joe Passaic, recently appointed Company Corporate Secretary. On June 21, 2023, 50,000 restricted stock units were granted to Mr. to Joe Passaic; is granted 50,000 restricted stock units effective upon the first day of trading of the Company’s common stock on the NASDAQ Exchange and with the award vesting quarterly over a three-year period, commencing January 1, 2024.

(13)	Suwyn Investments, LLC includes (i) 90,909 shares of Common Stock purchased in the Company’s past private offerings; (ii) 290,695 shares of Common Stock issuable upon exercise of warrants; (iii) 150,000 shares of Common Stock from an exercise of warrants issued in the 2020 Convertible Notes Payable Offering; (iv) 594,171 shares of Common Stock from the conversion of a promissory note issued in 2020 Convertible Notes Payable Offering (v) 111,444 shares of Common Stock from mandatory conversion on May 30, 2022 of a promissory note issued in the 2021 Convertible Notes Payable Offering (vi) 156,750 shares from the conversion of 2022 convertible note payable purchased August 19, 2022 and (vii) 203,633 shares from the future conversion of 2023B convertible note payable. Of the 290,695 warrants disclosed in (ii) above, a total of 205,240 warrants (issued in the 2020 Convertible Notes Payable Offering, the 2021 Convertible Notes Payable Offering and the 2022 Convertible Notes Payable Offering), if remained unexercised and outstanding, will expire in five years or the closing of this offering, whichever occurs first. The address of Suwyn Investments, LLC is 26291 Woodlyn Dr., Bonita Springs, FL 34134. Mark Suwyn has voting and dispositive power over the shares held by Suwyn Investments, LLC as its Manager.

(14)	On July 8, 2023, the Company completed the purchase of an intellectual property portfolio, including various patents and trade secrets for 2,000,000 shares of common stock from Network Foundation Technologies, LLC. The common shares are restricted from sale as follows: one third for fourteen months, one third for twenty-four months, and one-third for thirty-six months. Concurrent with the asset purchase, Board member Ainbinder received a proxy to vote all un-restricted shares until IPO and the proxy will be transferred to Mr. Richardson on the first day of trading.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Unless described below, during the last two fiscal years, there are no transactions or series of similar transactions to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed $120,000; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Former CEO Services

Mr. Ainbinder is our former CEO, current Director and a shareholder of the Company. He became a Director of the Company in April 2016. From November 2015 through July 2019, Mr. Ainbinder was a Vice President of WestPark Capital, Inc. (“WestPark”) and served on its Investment Committee. WestPark acted as a placement agent for the Company in the private placements occurred in August 2016, July 2017, June 2018 and July 2019.

Related Party Loan — Former CEO

At December 31, 2021 and 2020, there were no related party loans outstanding from Mr. Ainbinder, the former CEO. During the years ended December 31, 2018 and 2019, Mr. Ainbinder received a series of loans aggregating $186,500 from the Company, bearing an 8% annual interest rate. Interest income of $12,386 and $14,018 was recorded for the years ended December 31, 2020 and 2019, respectively, and included in the financial statements as miscellaneous income. Mr. Ainbinder’s shares of the Company were held as collateral. On October 29, 2020, Mr. Ainbinder was provided a bonus of $217,491 in the form of loan forgiveness for the $186,500 of the loan principle and $30,991 of loan interest.

Related Party Office Space

The former CEO is a co-founder of a private investment fund, GoldStreet Holdings Limited Partnership (“GoldStreet”).

For the year ended December 31, 2022, the Company recorded $10,000 of general and administrative expenses related to GoldStreet for office space. The amount was paid as of December 31, 2022.

As of December 31, 2021, the Company included $36,614 in its general and administrative expenses related to GoldStreet for office space and related charges, and as of December 31, 2021, the Company had an accounts payable of $36,614 to GoldStreet. A formal agreement for these charges is being negotiated for future charges.

Payables to Shareholder-Founders

At December 31, 2022 and 2021 the Company had a payable to certain shareholder-founders in aggregate amount of $100,500 and $610,500, respectively, for unpaid bonuses ($510,000 at December 31, 2021) and $100,500 for reimbursement of certain expenses at December 31, 2022 and 2021. The services related to the bonus have been rendered and the amounts are recorded as payables to shareholder-founders. During May 2022 the founder-shareholders Carolina Abenante and Mark Grinbaum entered into a new employment and a new consulting agreement, respectively. The agreements revised their respective responsibilities, terms and future compensation. The employment and consulting agreements revised the amounts owed for unpaid bonuses from $510,000 to $0, the gain was recorded in selling, general and administrative expenses.

Share Transfers by Shareholder-Founders

On June 22, 2021, Mr. Hogan received a common stock grant as a gift from the principal stockholders, Carolina Abenante and Mark Grinbaum, who transferred 200,000 of their shares, 100,000 each to Mr. Hogan. There were no performance conditions in this gifted grant and the principal stockholders, Carolina Abenante and Mark Grinbaum, paid all taxes related to this gifted grant. The Company expensed the award as share-based compensation in 2021 as is consistent with the Codification of Staff Accounting Bulletins Topic 5. The common stock grant gift are not to be sold for 181 days after the Company’s first day of trading of its stock.

Two of our founders and shareholders, Carolina Abenante and Mark Grinbaum, agreed to transfer Patrick Maddren, a NYIAX contractor, an aggregate of 100,000 shares of our common stock, or 50,000 shares of our common stock each. In the transfer letter, dated November 11, 2022, Patrick Maddren agreed to assume all tax liabilities related to the transfer and to a general releases in favour of Carolina Abenante, Mark Grinbaum, and NYIAX from any and all prior claims, actions, causes of action, grievances, suits, charges, or complaints of any kind or nature whatsoever. Patrick Maddren was previously awarded 100,000 warrants in connection with the execution of his independent contractor agreement, which warrants were granted on May 1, 2021, have an exercise price of $1.00, and vested immediately.

2022 Convertible Note Payable Offering

On July 7, 2022, the Company commenced a Convertible Notes Offering pursuant to which it offered up to $6,000,000 of convertible notes to accredited investors pursuant to Rule 506 of Regulation D of the Act (“2022 Convertible Note Offering”). The closing of the offering occurred on November 30, 2022.

Under the original terms of the 2022 Convertible Note Offering, the Company may sell up to $6,000,000 of convertible notes (the “2022 Convertible Notes”). Each of the 2022 Convertible Notes offered in the 2022 Convertible Note Offering has an annual rate of return of twelve percent (12.0%) per annum, which shall be paid as a Payment-in-Kind in the Company’s common stock valued, at five dollars ($5) per share, at the Maturity Date of the 2022 Convertible Notes.

The Maturity Date of the 2022 Convertible Notes shall be the date which is eighteen (18) months from the closing of the 2022 Convertible Note Offering (the “Maturity Date”). Additionally, the Company shall issue with the 2022 Convertible Notes warrant coverage (the “Warrants”) at a rate of one (1) Warrant for every $10 of Notes purchased. Each Warrant shall be exercisable for a period of five (5) years at a price of $5.50 per share.

The outstanding principal balance of the 2022 Convertible Notes and all accrued interest shall automatically convert into common stock of the Company immediately prior to the Company’s receipt of an effective order from the SEC declaring the registration statement of its initial public offering effective. The shares of common stock issuable upon conversion of the 2022 Convertible Notes are being registered in this Registration Statement. The “Conversion Price” of the 2022 Convertible Notes will be at a price per share equal to the lower of the following: (i) 80% of the price per share paid by the purchasers of securities in our initial public offering ($4.00); or (ii) 5.00 if our initial public offering is not completed. In the event that the Company fails to complete a public offering of its common stock resulting in gross proceeds of at least $5 million prior to the Maturity Date, the Conversion Price shall be reduced to $2.50 per share.

At the NYIAX board of directors meetings held on November 7, 2022 and November 15, 2022, the board of directors agreed to amend the following three conditions of the 2022 Convertible Note Payable:

Under the amended terms,

A.	The 2022 Convertible Note Payable convert as follows:

(i)	At $2.00 per share concurrently when shares of common stock are sold to the public in the financing event; or

(ii)	In the event the financing event is not completed within eighteen (18) months from the date of the individually issued notes, the Conversion Price shall be the reduced price of two dollars ($2.00) per share and the Conversion Amount shall automatically be converted into common stock of the Company at $2.00 per share on the Maturity Date.

B.	The subscription period will begin as of the date of the first sale of the Offering and terminated November 19, 2022.

C.	Annual rate of return of twelve (12.0%) percent simple interest and all interest and principle are paid in the Company’s Common Shares at a value of five ($2.00) dollars per share, or, as Payment-in-Kind, or P-I-K. Interest shall be paid quarterly until maturity.

All 2022 Convertible Note Payable noteholders have agreed to the amended terms.

As of the date of this Annual Report on Form 10-K, $2,570,000 of the 2022 Convertible Notes have been sold. $75,000 of the notes were issued to Mark Grinbaum and shall not be registered in the registration statement for such financing event.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP served as the Company’s independent registered public accounting firm for the last two fiscal years. The following table shows the fees that were billed for the audit and other services provided to the Company for 2022 and 2021.

	2022	2021
Audit Fees	$154,500	$273,265
Audit-Related Fees	$407,365	$516,745
Tax Fees	$–	$–
All Other Fees	$–	$–
Total	$561,865	$790,010

Audit Fees — This category includes the audit of our annual financial statements and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding the Company’s correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

PART IV

ITEM 15. EXHIBITS  AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of NYIAX, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on June 1, 2022, File No. 333-265357)
3.2	Bylaws of NYIAX, Inc. (Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed on June 1, 2022, File No. 333- 234741)
31.1	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).
31.2	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a).
32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 20, 2023.

NYIAX, INC.

By:	/s/ Christopher Hogan
	Name:	Christopher Hogan
	Title:	Interim Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)

By:	/s/ William Feldman
	Name:	William Feldman
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of NYIAX, Inc., a Delaware corporation (the “Registrant”), do hereby constitute and appoint [●] as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that the said attorneys-in-fact and agent, or any of his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Christopher Hogan	Interim Chief Executive Officer, President and Chief Operating Officer	July 20, 2023
Christopher Hogan	(Principal Executive Officer)

/s/ William Feldman	Chief Financial Officer and Treasurer	July 20, 2023
William Feldman	(Principal Financial and Accounting Officer)

/s/ Carolina Abenante	Co-Founder, Vice-Chairperson and Chief Strategy Officer,	July 20, 2023
Carolina Abenante	Chief Evangelist and Director

/s/ Thomas F. O’Neill	Chairman and Director	July 20, 2023
Thomas F. O’Neill

/s/ Robert E. Ainbinder, Jr	Director	July 20, 2023
Robert E. Ainbinder, Jr.