Form 10-Q
period 2023-03-31
NYIAX, INC.
filed 2023-07-21
CIK 1679379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 333-265357

NYIAX, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	46-0547534
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

180 Maiden Lane

New York, NY 10005

(917) 444-9259

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2023 there were 18,556,349  shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

i

part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NYIAX, Inc.
Condensed Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash	452,164	792,337
Accounts receivable, net	743,932	1,972,034
Prepaid expenses and other current assets	5,000	92,497
Total current assets	1,201,096	2,856,868
Capitalized software development costs, net	344,012	393,157
Property, plant and equipment, net	3,115	3,519
Operating lease right-of-use asset	358,558	395,470
Deferred Offering Costs		848,531
Security deposit	74,068	74,068
Total assets	$1,980,849	$4,571,613

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,811,486	$4,841,046
Convertible notes payable, net of deferred debt discounts of $214,265 as of December 31, 2022		2,355,735
Accrued Payment-In-Kind Interest		71,614
Operating lease obligations, current portion	165,699	162,503
Total current liabilities	4,977,185	7,430,897

Long-term liabilities
Operating lease obligations, net of current maturities	225,708	268,385
Note payable – stockholder	100,500	100,500
Total long-term liabilities	326,208	368,885
Total liabilities	5,303,394	7,799,782

Shareholders’ equity (deficit)

Common stock $0.0001 par value, 125,000,000 common shares authorized; 13,561,499 and 12,370,002 common shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	1,356	1,237
Preferred shares: 10,000,000 authorized, none outstanding, par value $0.0001 per share
Additional Paid in Capital	52,916,936	50,023,446
Accumulated deficit	(56,240,837)	(53,252,852)
Total shareholders’ (deficit) equity	(3,322,545)	(3,228,169)
Total liabilities and shareholders’ (deficit) equity	$1,980,849	$4,571,613

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc.
Condensed Statements of Operations

	March 31, 2023	March 31, 2022
	(unaudited)	(restated and unaudited)
Revenue, Net	$138,037	$485,065
Cost of Sales	222,421	288,281
Gross Margin	(84,384)	196,784
Operating expenses
Technology and development	398,851	358,298
Selling, general and administrative	1,547,831	2,931,060
Deferred offering cost write-off	848,531
Depreciation and amortization	405	1,235

Total operating expenses	2,795,618	3,290,593
Loss from operations	(2,880,002)	(3,093,809)
Other (income) expenses
Interest expense	107,983	695,834
Total other (income) expenses	107,983	695,834
Loss before provision for income taxes	(2,987,985)	(3,789,643)
	-	—
Net loss	(2,987,985)	(3,789,643)
Net loss per share – basic and diluted	$(0.23)	$(0.37)
Weighted average number of common shares outstanding – basic and diluted	13,157,111	10,359,385

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc
Condensed Statements of Shareholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional
	Shares Outstanding	Amount	Paid in Capital	Accumulated Deficit	Total

Balance - January 1, 2023	12,370,002	$1,237	$50,023,446	$(53,252,852)	$(3,228,169)

Share-based compensation			125,635		125,635

Expense of issuing common stock pursuant to restricted stock awards (share-based compensation), net of forfeiture	(250,000)	(25)	32,657		32,632

Conversion of Convertible Notes	1,441,497	144	2,719,198		2,719,342

Deferred debt discount on 2023 convertible notes payable			16,000		16,000

Net Loss	-	-	-	(2,987,985)	(2,987,985)

Balance - March 31, 2023	13,561,499	$1,356	$52,916,936	$(56,240,837)	$(3,322,545)

The accompanying notes are an integral part of these condensed financial statements.

Condensed Statements of Shareholders’ Equity (Deficit)
for the three months periods ended March 31, 2022
(restated and unaudited)

	Common Stock		Additional
	Shares Outstanding	Amount	Paid in Capital	Accumulated Deficit	Total
Balance – January 1, 2022	10,243,442	$1,024	$38,089,295	$(42,110,073)	$(4,019,754)
Share-based compensation			969,511		969,511
Deemed Dividend from Inducement to Exercise Warrants	-	-	28,600	(28,600)	-
Issuance of common stock pursuant to exercise of warrants	224,693	22	1,225,788		1,225,810
Net Loss				(3,789,643)	$(3,789,643)
Balance – March 31, 2022	10,468,135	$1,046	$40,313,194	$(45,928,316)	$(5,614,076)

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc.
Condensed Statements of Cash Flows

	March 31, 2023	March 31, 2022
	(unaudited)	(restated and unaudited)
Cash flows from operating activities
Net loss	$(2,987,985)	$(3,789,643)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	49,551	63,514
Operating lease right-of-use asset	(2,569)
Accrued PIK Interest	99,287	179,409
Debt discount amortization	8,706	516,425
Share based compensation	158,267	969,511

Change in operating assets and liabilities:
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,228,102	994,228
Prepaid expense	87,497	(340,187)
	-	-
Increase (decrease) in:	-
Accounts payable and accrued expenses	(29,560)	(1,164,183)

Total adjustments	1,599,281	1,218,717

Net cash used in operating activities	(1,388,704)	(2,570,926)

Cash flows from financing activities
Proceeds from convertible notes payable	200,000	-
Deferred offering cost write-off, net	848,531
Proceeds from issuance of common stock pursuant to exercise of warrants		1,225,810

Net cash (used) provided by financing activities	(1,048,531)	1,225,810

Net increase (decrease) in cash and cash equivalents	(340,173)	(1,345,116)

Cash and cash equivalents - Beginning of period	792,337	3,387,200

Cash and cash equivalents - End of period	$452,164	$2,042,084

Supplemental disclosures of non-cash flow investing and financing activities:

Conversion of convertible note payable and accrued interest to common shares	2,719,342,
Deemed Dividend from Inducement to Exercise Warrants		28,600

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three months period ended March 31, 2023 (unaudited)

Note 1 — Nature of Operations

Brief Overview:

NYIAX, Inc. (the “Company” or “NYIAX”) was incorporated on July 12, 2012, in the State of Delaware.

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

For the three months ended March,31 2023, the Company’s operations lost approximately $3.0 million of which approximately $1.2 million were non-cash expenses, including approximately $313,000 of non-cash operating expenses and approximately $848,000 related to the write-off of deferred offering costs.

The Company generated negative cash flows from operations of approximately $1.4 million for the three months ended March 31, 2023. Historically, the Company’s liquidity needs have been met by the sale of common shares, the issuance of common shares through the exercise of warrants, and sale convertible note payable.

As of March 31, 2023, NYIAX had total current assets of approximately $1.2 million, of which approximately $452,000 was cash and total current liabilities of approximately $5.0 million.

To enable the Company to meet immediate capital requirements until longer term requirements can be met, during the first quarter of fiscal year 2023, the Company sold $200,000 convertible notes from two convertible notes offerings. 2023A Convertible Note Payable converted to common shares on February 7, 2023. 2023B Convertible Note Payable will convert upon when shares of common stock are sold to the public in the financing event. $1,970,000 of 2023B Convertible Note Payable were sold as of June 28,2023.

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

Note 2 — Restatement

For the three months ended March 31, 2022, the Company restated its results due to the following correction of errors.

A.	For the three months ended March 31, 2022, it was determined that the Company did not properly account for its agreement with its advisor. The advisor agreement, as discussed in note 4, Commitments and Licensing Fee, required the Company to compensate its advisor for financing transactions, including initial public offering and pre-initial public offering financings in the form of a cash commission and warrants and for various out-of-pocket costs. As previously reported, the Company did not record these expenses.

For the period ending March 31, 2022, the effects of recording the advisor agreement in 2021 were as follows:

a)	Interest expense increased by $ 139,439 due to the amortization of the deferred debt discounts relating to the Company’s 2021 convertible notes offerings.

b)	Selling Agent and Advisor warrants issuable to advisor has increased for the estimated number of warrants, 78,292.

c)	The impact on EPS loss was to increase the EPS loss from $(0.35) to $(0.37), or by $(0.02).

B.	For the three months ended March 31, 2022, the Company re-evaluated the classifications of the statement of operation and restated the expenses on the statement of operations in accordance with Rule 5-03(b) of Regulation S-X. As a result of this re-evaluation:

●	Employee expenses, including share-based compensation were allocated to

a.	cost of sales,

b.	technology and development, and

c.	sales, general and administrative, and

●	Amortization of the capitalized software development costs was allocated to cost of sales.

●	There was no effect on loss from operations, other (income) expenses, net loss or net loss per share.

C.	The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As Previously reported	Adjustments, net	Restated Amounts

Statements of Shareholders’ Equity (Deficit) as of March 31, 2022

Additional Paid in Capital	39,170,551	1,114,043	40,284,594

Retained earnings	(44,513,616)	(1,386,102)	(45,899,718)

Total shareholders’ (deficit)	(5,342,019)	(272,059)	(5,614,078)

Amount of selling agent and advisor warrants	260,361	191,169	69,192

Statement of Operations for the period March 31, 2022

Net revenues	485,065		485,065
Cost of Sales	-	-	-
Cost of Sales	-	(288,281)	(288,281)
Gross Margin	485,065		773,346

Operating expenses
Technology and development	230,865	127,433	358,298
Selling, general and administrative	2,328,120	602,940	2,931,060
Depreciation and amortization	50,380	(49,145)	1,235
Share-based compensation	969,510	(969,511)

Total operating expenses	3,578,875	(288,282)	3,290,594

Interest expense	556,395	139,439	695,834
Loss before provision for income taxes	(3,650,205)	(139,440)	(3,789,643)
	-	-	-
Provision for income taxes	-	-	-
	-	-	-
Net loss	(3,650,205)	(139,440)	(3,789,643)

Net loss per share – basic and diluted	(0.35)	(0.02)	(0.37)

Statements of Cash Flows for three month period ended March 31, 2022

Cash flows from operating activities
Net loss	(3,650,204)	(139,441)	(3,789,643)
Adjustments to reconcile net income to net cash
provided by operating activities:
Debt discount amortization	376,986	139,439	516,425

A.	For period ended March, 31, 2022, it was determined that the Company did not properly account for its agreement with its advisor. The advisor agreement, as discussed in note 4, Commitments and Licensing Fee, required the Company to compensate its advisor for financing transactions, including initial public offering and pre-initial public offering financings in the form of a cash commission and warrants and for various out-of-pocket costs. As previously reported, the Company did not record these expenses.

Note 3 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from December 31, 2022 through March 31, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents in the financial statements.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, and accounts receivable. The Company maintains its cash with financial institutions which exceed the Federal Deposit Insurance Corporation (“FDIC”) federally insured limits.

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents at March 31, 2023 and December 31, 2022.

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

The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value due to the short-term nature of these instruments.

Concentrations of Risk

As of March 31, 2023 two Media Buyers represented 54% and 12% of accounts receivable. For the three months ended March 31, 2023, two customers represented 44% and 16% of revenue, net. As of March 31, 2023, two Media Sellers represented 76% and 11% of accounts payable. For the three months ended March 31, 2022 one customers represented for 93% of revenue, net. As of December 31, 2022, two Media Sellers represented of 61% and 8% of accounts payable. As of December 31, 2021, two Media Buyer represented for 45% and 41% of accounts receivable. As of December 31, 2021, four Media Sellers represented 39%, 14%, 10% and 9% of accounts payable.

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

The Company performs ongoing credit evaluations of Media Buyers. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical collection experience and the review in each period of the status of the then-outstanding accounts receivable, while taking into consideration current client information, subsequent collection history and other relevant data. The Company reviews the allowance for doubtful accounts on a quarterly basis. For the periods ended years ended March 31, 2023 and December 31, 2022, the Company had no allowance for doubtful accounts and no write-offs of accounts receivable.

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

Capitalized Software Development Costs

The Company capitalizes or expenses costs associated with creating internally developed software related to the Company’s technology infrastructure in accordance with ASC 350 – 40, Intangibles — Goodwill and Other — Internal Use Software, that generally relate to software that the Company does not intend to sell or market.

All costs incurred during the preliminary project stages are expensed as incurred. Once the projects have been committed to and it is probable that the projects will meet functional requirements, costs are capitalized in accordance with guidance. Amortization commences when the software is available for its intended use. The estimated useful life of the capitalized software development costs is five years. The Company commenced amortizing the capitalized software development costs related to its platform in January 2020.

Certain long-lived assets including capitalized software development costs are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review. For the three-month period ended March 31, 2023 and the year ended December 31, 2022, no impairments were recorded on those assets.

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

Step 5 — Satisfaction of the Performance Obligations (and Recognize Revenue) — Revenue is recognized when (or as) goods or services are transferred to a customer. The Company satisfies each of its performance obligations by transferring control of the promised good or service underlying that performance obligation to the customer. Control is the ability to direct the use of and obtain substantially all of the remaining benefits from an asset. It includes the ability to prevent other entities from directing the use of and obtaining the benefits from an asset. Indicators that control has passed to the customer include: a present obligation to pay; physical possession of the asset; legal title; risks and rewards of ownership; and acceptance of the asset(s). Performance obligations can be satisfied at a point in time or over time.

Substantially all of the Company’s revenues are recognized when the contract reconciliations are completed and accepted by the Media Buyer and Media Seller.

The Company maintains agreements with each Media Buyer and Media Seller which set out the terms of the relationship.

The Company has determined that it is acting as an agent for the Media Seller as (i) NYIAX does not obtain control of the Seller’s media (goods & services) before transferring control to the Buyer. The Seller has control of the media. Specifically, NYIAX does not control the specified media before transferring the media to the Media Buyer, the Company is not primarily responsible for the performance of the Media Seller, nor can the Company redirect those services to fulfill any other contracts. (ii) NYIAX does not have inventory or credit risk for the media, and (iii) the Media Seller establishes the pricing in the Smart-Contracts (self-executing contracts with the terms of the agreement between buyer and seller standardized. and the Media Buyers and Media Sellers agree the pricing.

Share-Based Compensation

The share-based compensation expense related to stock options and restricted stock awards which are referred to collectively as options and awards granted under the Company’s employee option plans, is measured and recognized in the financial statements based on the fair value of the awards granted. The fair value of each option award is estimated on the grant date using the Black-Scholes option-pricing model. We use the Black-Scholes model to calculate the fair value for all options granted, based on the inputs relevant on the date granted, such as the fair value. of our shares, prevailing risk-free interest rate, etc. The value of the portion of the award, after considering potential forfeitures, that is ultimately expected to vest is recognized as expense in our statements of operations over the requisite service periods. Awards are subject to forfeiture until vesting conditions have been satisfied under the terms of the award. Determining the fair value of stock options awards requires judgement. The Company’s use of the Black-Scholes option pricing model requires the input of subjective assumptions.

Deferred Offering Cost Write-off

On February 14, 2023, the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission was declared effective by the SEC.

In March, 2023, the Company’s financial advisor, representative and lead underwriter for the offering, Boustead Securities LLC (“Boustead”), informed the Company of its decision not to proceed with pricing of the Company’s Offering.

Pursuant to the Codification of Staff Accounting Bulletins / Topic 5: Miscellaneous Accounting A. Expenses of Offering, the Company had been deferring these expenses until the offering. As of December 31, 2022, $848,531 of deferred offering costs were recorded on the balance sheet. In accordance with the Codification of Staff Accounting Bulletins / Topic 5: Miscellaneous Accounting, the Company has written these costs off during the three month period ended March 31, 2023.

Income Taxes

The Company records income tax expense in accordance with ASC – 740 Income Taxes, as amended mandating how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The standards require the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. The Company has analyzed its tax positions and has concluded that as of March 31, 2023 and December 31, 2022, no uncertain positions are taken or are expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements.

The Company’s policy is to record interest expense and penalties pertaining to income taxes in operating expenses. For the periods ended March 31, 2023 and December 31, 2022, there were no interest and penalties expenses recorded and no accrued interest and penalties.

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

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of the deferred income tax asset is dependent on generating sufficient taxable income in future years. The amount of the deferred income tax asset considered realizable, if any, could be reduced in the near term if estimates of future taxable income are met.

Earnings Per Share

In accordance with ASC – 260 Earnings Per Share, basic earnings per share (EPS) is calculated by dividing the net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding. Diluted net income per share per share is computed by dividing net income by the weighted average number vested of common shares, plus the net impact of common shares (computed using the treasury stock method), if dilutive, resulting from the exercise of dilutive securities. In periods when losses are reported, the weighted-average number of common shares outstanding exclude common stock equivalents because their inclusion would be anti-dilutive. The Company has issued employee incentive options and warrants. These employee incentive options and warrants are excluded from the calculation as the employee incentive options and warrants are anti-dilutive.

As of March 31, 2022, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

As of March 31, 2023
Equity Incentive Plans	3,086,626
Selling Agent and Advisor Warrants	23,538
Warrants Issued with Common Stock Offerings	889,500
Warrants Issued with Convertible Notes Offerings	967,150
Common Stock Issuable Upon Conversion of Convertible Notes, including PIK Interest	135,807
Total Common Stock Equivalents	5,102,621

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

Note 4 — Shareholders’ Equity

On March 31, 2023 and December 31, 2022 the authorized capital stock of 135,000,000 shares consisting of 125,000,000 shares of common stock and 10,000,000 shares of preferred stock each with a par value of $0.0001 with 13,811,499 and 12,370,002 common shares issued and outstanding, respectively. No preferred stock has been issued.

Note 5 — Convertible Notes Payable

Issuance of 2023A Convertible Note Payable

On January 10, 2023, the Company commenced a Convertible Notes Offering (“2023A Convertible Note Payable”) pursuant to which it offered up to $500,000 of convertible notes. A total of approximately $200,000 of the 2023A Convertible Notes were sold.

The 2023A Convertible Notes convert at two dollars ($2.00) per share concurrently when shares of common stock are sold to the public in the Financing Event (defined as declaring the registration statement effective), or in the event the Financing Event is not completed within eighteen (18) months from the date of the individually issued notes, the Conversion Price shall be the reduced price of two dollars ($2.00) per share and the conversion amount shall automatically be converted into common stock of the Company at $2.00 per share on the Maturity Date. The annual rate of return is twelve percent (12.0%) per annum, which was paid as a Payment-in-Kind in the Company’s common stock valued at two dollars ($2.00) per share. Concurrently with the sales of the 2023A Convertible Note Payable, warrants (the “Warrants”) were issued at a rate of one (1) Warrant for every ten dollars ($10) principal amount of notes purchased. Each Warrant shall be exercisable for a period of five (5) years at a price of $5.50 per share.

The outstanding principal balance of the 2023A Convertible Notes and all accrued interest automatically converted into common stock of the Company on February 7, 2023, immediately prior to the Company’s receipt of an effective order from the SEC declaring the registration statement of its initial public offering effective.

Note 6 — Related Party Transactions

Related Party Transactions

For the three months period ended March 31, 2022, the Company recorded $10,000 of general and administrative expenses related to GoldStreet for office space which was included in accounts payable and accrued expenses as of March 31, 2022.

Note 7 — Subsequent Events

Management has evaluated events that have occurred subsequent to the date of these condensed financial statements and has determined that, other than those listed below, no such reportable subsequent events exist through July 20, 2023Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement other than noted above and below:

Convertible Note Offerings

2023B Convertible Note Payable

On April 3, 2023, the Company commenced a Convertible Notes Offering (“2023B Convertible Note Payable”) pursuant to which it will offer up to $2,000,000 of convertible notes.

The 2023B Convertible Notes convert at two dollars ($2.00) per share concurrently when shares of common stock are sold to the public in the Financing Event, or in the event the Financing Event is not completed within eighteen (18) months from the date of the individually issued notes, the Conversion Price shall be the reduced price of two dollars ($2.00) per share and the conversion amount shall automatically be converted into common stock of the Company at $2.00 per share on the Maturity Date. The annual rate of return is twelve percent (12.0%) per annum, which shall be paid as a Payment-in-Kind in the Company’s common stock valued at two dollars ($2.00) per share. Concurrently with the issuance of the 2023B Convertible Notes Payable, the company issued warrants (the “Warrants”) The Warrants were issued at a rate of one half warrant issued for every $10 of notes purchased with an exercise price of four dollars ($4.00) and one half warrant issued for every $10 of notes purchased with an exercise price of two dollars ($2.00). Each Warrant shall be exercisable for a period of five (5) years.

$1.970,000 of 2023B Convertible Note Payable were sold as of June 28, 2023 and the note offering was closed.

Threatened Litigation

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this prospectus. Dollars in tabular format are presented in thousands, except per share data, or otherwise indicated.

Restatement:

For the three months ended March 31, 2022, the Company restated its results due to the following correction of errors.

A.	For the three months ended March 31, 2022, it was determined that the Company did not properly account for its agreement with its advisor. The advisor agreement, as discussed in note 4, Commitments and Licensing Fee, required the Company to compensate its advisor for financing transactions, including initial public offering and pre-initial public offering financings in the form of a cash commission and warrants and for various out-of-pocket costs..

B.	For the three months ended March 31, 2022, the Company re-evaluated the classifications of the statement of operation and restated the expenses on the statement of operations in accordance with Rule 5-03(b) of Regulation S-X. As a result of this re-evaluation:

Details of the restatement are included in Note 2 — Restatement to the financial statements.

Revenues

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

Other Potential Fees (Other Revenue) — Such as a seat licensing fee and transaction fee separate to the contract formation on all buy side contracts.

Revenue Ramp-Up

NYIAX is currently building its Business Development (sales and representatives) teams. The size, ramp-up and quality of the team will affect net revenue.

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

Management’s Plans

NYIAX management’s plans for developing operations and generating substantive revenues and gross margins will require the following:

1.	NYIAX has completed the development the initial platform.

2.	The NYIAX sales team has been signing up Media Sellers and Media Buyers.

3.	NYIAX is currently building out its sales organization. Currently, we have entered into four master service agreements with media buyer organizations, such as advertising agencies that represent a number of brands.

4.	NYIAX expects that based upon this plan that it would not be able to realize substantive revenues until approximately I year from the IPO, or possibly later, depending on investment spend, later.

5.	NYIAX recognizes that its business will require substantial scale in order to achieve profitability. The Company expects that there will be substantial sales, marketing and continued engineering and development costs to generate revenue and maintain the platform. As such, the Company will need to generate revenues at scale in order to become profitable. NYIAX is estimating that it would not be profitable until at least twelve months from investing into a substantial sales team. Current estimates reflect conditions the Company expects to exist, the course of action the Company expects to take, as the current estimates incorporate internal data, historical data, and financial models, all of which are unproven.

Results of Operations For Three Months Ended March 31, 2023 and 2022 (restated)

		Restated
	For the	For the
	Three-Month Period	Three-Month Period
	Ended	Ended
	March 31,	March 31,
	2023	2022
Revenue, net	138,037	485,065
Cost of Sales	222,421	288,281
Gross Margin	(84,384)	196,784
Operating expenses
Technology and development	398,851	358,298
Selling, general and administrative	1,547,831	2,931,060
Deferred offering cost write-off	848,531
Depreciation and amortization	405	1,235
Total operating expenses	2,795,618	3,290,593
Loss from operations	(2,880,002)	(3,093,810)
Other (income) expenses
Interest and debt expense	107,983	695,834
Total other (income) expenses	107,983	695,834
Loss before provision for income taxes	(2,987,985)	(3,789,643)
Net loss	(2,987,985)	(3,789,643)
Net loss per share - basic and diluted	(0.23)	(0.37)
Weighted average number of common shares outstanding - basic and diluted	13,157,111	10,359,385

Net Revenue

For the three months ended March 31, 2023, compared to the three months ended March 31, 2022 (restated) net revenue decreased to $ 138,037 from $ 485,065, or $347,028. Management has concluded the decrease in revenue is related to a decreased in the number of business development headcount.

For the three months ended March 31, 2023, the Company was compensated for the completion of 170 Media Contracts with average compensation of $ 812 per Media Contract. For the three months ended March 31, 2022, the Company was compensated for the completion of 134 Media Contracts with average compensation of $3,620 per Media Contract.

The following chart illustrates Media Contracts completed in each of the following quarters of 2023, 2022 and 2021 with related quarterly revenue and revenue per contract:

	Media Contracts Completed	Quarterly Revenue	Average Revenue / Media Contract
Quarter Ending March 31, 2021	-	-
Quarter Ending June 30, 2021	20	30,084	1,504
Quarter Ending September 30, 2021	83	81,768	985
Quarter Ending December 31, 2021	177	482,047	2,723
Year Ending December 31, 2021	280

Quarter Ending March 31, 2022	134	485,065	3,620
Quarter Ending June 30, 2022	249	339,423	1,363
Quarter Ending September 30, 2022	417	124,987	300
Quarter Ending December 31, 2022	316	374,830	1,186
Year Ending December 31, 2022	1,116

Quarter Ending March 31, 2023	170	138,037	812

Obtaining new Media Contracts is dependent on several factors, including on our new business development (sales and representatives) team, which headcount has decreased from eleven at December 31, 2021 to three at March 31, 2023. The following table compares the business development headcount at quarter-end and the Company’s quarterly revenue.

	Quarterly Revenue	Business Development Headcount at Quarter-End
March 31,2021	-	1
June 30, 2021	30,084	6
September 30, 2021	81,768	9
December 31, 2021	482,047	11
March 31, 2022	485,065	13
June 30, 2022	339,423	7
September 30, 2022	124,987	3
December 31, 2022	374,830	3
March 31,2023	138,037	3

See “Risk Factors — Our revenue can vary greatly from period to period and it is dependent on several factors, including our business development team. Our net revenue decreased sequentially quarter on quarter in 2022.”

Technology and Development

For the three months ended March 31, 2023, compared to the three months ended March 31, 2022 (restated), technology and Development decreased to $ 398,851 from $ 358,298, or $40,553 (10%). The Company’s technology and development decreased due to expense reductions at the Company, including limited staffing reductions.

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

Selling General and Administrative

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022 (restated), selling general and administrative decreased to $1,547,831 from $2,931,060 or 1,383,229, (89%) primarily resulting from a marked decrease in share-based compensation of approximately $822,000, sales and marketing staff with related expenses and administrative costs related to the Company going public, such as an annual audit. Sales and marketing staff increased from one (during the three months ended March 31, 2021 ) to eleven (during the three months ended March 31, 2022).

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

Deferred Offering Cost Write-off

On February 14, 2023, the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission was declared effective by the SEC.

In March, 2023, the Company’s financial advisor, representative and lead underwriter for the Offering, Boustead Securities LLC (“Boustead”), informed the Company of its decision not to proceed with pricing of the Company’s Offering.

Pursuant to the Codification of Staff Accounting Bulletins / Topic 5: Miscellaneous Accounting A. Expenses of Offering, the Company had been deferring these expenses until the offering. As of December 31, 2022, $848,531 of deferred offering costs were recorded on the balance sheet. In accordance with the Codification of Staff Accounting Bulletins / Topic 5: Miscellaneous Accounting, the Company has written these costs off.

Depreciation and Amortization

For the three months ended March 31, 2023, compared to the three months ended March 31, 2022 (restated), depreciation and amortization was essentially flat.

Amortization capitalized software costs of approximately $49,000 for the three months ended March 31, 2023 and 2022 was classified as cost of sales.

Share-Based Compensation

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022 share-based compensation decreased to $158,267 from $969,511, or $811,244 due to fully vested awards for board members, executive management and other new awards awarded in the three months ended March 31, 2021 2022, partially offset by the completion of amortizing previous awards.

For the three-month periods ended March 31, 2023 and March 31, 2022 (restated), the Company classified the share-based compensation expenses on the statement of operation as follows:

	Three-Months Ended
	3/31/2023	3/31/2022
		(restated)
Shared-Based Compensation:
Cost of Sales	6,879	8,525
Technology and development	13,386
Sales, general and administrative	138,002	960,985
	158,267	969,510

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

Interest and Debt Expense, net

For the three months ended March 31, 2023 compared to the three months ended March 31, 2022 (restated) interest and debt expense, net increased to $695,834 from $107,983, an increase of $587,851. The increase is primarily interest expense related to the convertible notes payable issued in 2021 and 2022 being converted to shares.

Provision for Income Taxes

NYIAX, Inc. is taxed as a “C” Corporation subject to federal, state and local income taxes.

The provision for income taxes consists primarily of federal and state income taxes. Actual results may also differ from our estimates based on changes in economic conditions. Such changes could have a substantial impact on the income tax provision. We re-evaluate the judgments surrounding our estimates and make adjustments, as appropriate, each reporting period.

Our effective tax rate differs from the U.S. federal statutory income tax rate due to state taxes, utilizations of any net operating losses, potential technology and development tax credits, non-deductible share-based compensation, and other differences.

For the three months ended March 31, 2023 and the three months ended March 31, 2022 (restated), NYIAX did not have any income for tax purposes and therefore, no current tax liability or expense has been recorded in these financial statements.

At December 31, 2022, the Company has available Federal net operating loss carryforwards (“NOLs”), of approximately $23.9 million to reduce future taxable income which do not expire but are limited to 80% of taxable income and approximately $23.9 million in multiple states the earliest expiring in 2040

Cash Flows

For the three months ended March 31, 2023 and the three months ended March 31, 2022 (restated) net cash used in operating activities was $1,388,704 and $2,570,926, respectively.

For the three months ended March 31, 2023, the net cash used was principally on account of the net loss of $2,987,985 less share-based compensation of $158,267, debt discount amortization $8,706, accrued P-I-K interest $99,287 and depreciation and amortization $49,551, decrease in accounts receivable of $1,228,102 and an increase in prepaid expenses $87,497 , partially offset by decrease in accounts payable of $29,560.

For the three months ended March 31, 2022 (restated) , the net cash used was principally on account of the net loss of $ 3,789,643 less share-based compensation of $969,511, debt discount amortization of $516,425, increase in accounts receivable of $994,228, partially offset by increase in accounts payable of $1,164,183.

Net cash provided by financing activities three months ended March 31, 2023 and the three months ended March 31, 2022 (restated), were $ 1,048,531 and $1,225,810, respectively.

For the three months ended March 31, 2023, the net cash provided by financing activities was from sales of convertible notes payable of $200,000 and the deferred offering cost write-off of $848,531.

For the three months ended March 31, 2022 (restated), the net cash provided by financing activities was from the proceeds from exercise of stock warrants in the amount of $1,225,810.

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

For the three months ended March,31 2023, the Company’s operations lost approximately $3.0 million of which approximately $1.2 million were non-cash expenses, including $466,000 of non-cash operating expenses and $848,000 related to the write-off of deferred offering costs. The Company generated negative cash flows from operations of approximately $1.4 million for the three months ended March 31, 2023.

As of March 31, 2023, NYIAX had total current assets of approximately $1.2 million, of which approximately $452,000 was cash and total current liabilities of approximately $5.0 million.

During the 2023, the Company sold convertible notes from two convertible notes offerings.

2023A Convertible Note Payable

On January 10, 2023, the Company commenced a Convertible Notes Offering (“2023A Convertible Note Payable”) pursuant to which it offered up to $500,000 of convertible notes. A total of approximately $200,000 of the 2023A Convertible Notes have been sold.

Under the terms of the 2023A Convertible Notes offered in the convertible notes:

●	The notes convert at two dollars ($2.00) per share concurrently when shares of common stock are sold to the public in the Financing Event, or in the event the Financing Event is not completed within eighteen (18) months from the date of the individually issued notes, the Conversion Price shall be the reduced price of two dollars ($2.00) per share and the conversion amount shall automatically be converted into common stock of the Company at $2.00 per share on the Maturity Date.

●	The outstanding principal balance of the 2023A Convertible Notes and all accrued interest automatically converted into common stock of the Company on February 7, 2023, immediately prior to the Company’s receipt of an effective order from the SEC declaring the registration statement of its initial public offering effective.

●	The annual rate of return is twelve percent (12.0%) per annum, which shall be paid as a Payment-in-Kind in the Company’s common stock valued at two dollars ($2.00) per share.

●	Warrants (the “Warrants”) were issued at a rate of one (1) Warrant for every ten dollars ($10) principal amount of notes purchased. Each Warrant shall be exercisable for a period of five (5) years at a price of $5.50 per share. See Subsequent Events footnote for more details relating to the 2023A Convertible Note Payable.

$200,000 of 2023A Convertible Note Payable were sold.

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

Due to these factors, substantial doubt exists regarding the Company’s ability to continue as a going concern through twelve months from the issuance date of these the financial statements. Management has taken the steps to reduces the losses significantly by curtailing certain aspects of its operations or expansion activities. The financial statements for the period ended March 31, 2023, do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Under the terms of the 2023A Convertible Notes offered in the convertible notes:

●	The notes convert at two dollars ($2.00) per share concurrently when shares of common stock are sold to the public in the Financing Event, or in the event the Financing Event is not completed within eighteen (18) months from the date of the individually issued notes, the Conversion Price shall be the reduced price of two dollars ($2.00) per share and the conversion amount shall automatically be converted into common stock of the Company at $2.00 per share on the Maturity Date.

●	The annual rate of return is twelve percent (12.0%) per annum, which shall be paid as a Payment-in-Kind in the Company’s common stock valued at two dollars ($2.00) per share

●	Warrants (the “Warrants”) were issued at a rate of one half warrant issued for every $10 of Notes purchased with an exercise price of four dollars ($4.00).and one half warrant issued for every $10 of Notes purchased with an exercise price of two dollars ($2.00) . Each Warrant shall be exercisable for a period of five (5) year.

$1,970,000 of 2023B Convertible Note Payable were sold as of June 28, 2023. Note: Amount and date to change

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

The Non-GAAP Measures are financial measures that are not required by, or presented in accordance with GAAP. We believe that the Non-GAAP Measures, when taken together with our financial results presented in accordance with GAAP, provides meaningful supplemental information regarding our operating performance and facilitates internal comparisons of our historical operating performance on a more consistent basis by excluding certain items that may not be indicative of our business, results of operations or outlook. In particular, we believe that the use of the Non-GAAP Measures are helpful to our investors as they are measures used by management in assessing the health of our business, determining incentive compensation and evaluating our operating performance, as well as for internal planning and forecasting purposes.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP:

		Restated
	For the	For the
	Three-Month Period	Three-Month Period
	Ended	Ended
	March 31,	March 31,
	2023	2022
Net Loss	$(2,987,985)	$(3,789,643)
Reconciliation of Adjusted EBITDA Loss to Net Loss:
Depreciation and amortization	(49,551)	(63,514)
Deferred offering cost write-off	(848,531)
Share-based compensation	(158,267)	(969,511)
Interest expense	(107,983)	(695,834)
Total Adjustments of EBITDA Loss to Net Loss	$(1,164,332)	$(1,728,859)
Adjusted EBITDA	$(1,823,653)	$(2,060,784)

Adjusted EBITDA

For the three months ended March 31, 2023, compared to the three months ended March 31, 2022 (restated), the adjusted EBITDA loss decreased to $1,823,653 from $2,060,784 or $237,131, (13%). The decrease in adjusted EBITDA loss was attributed to (i) a decrease in sales and marketing staff with related expenses, (ii) administrative costs related to the Company going public, such as an annual audit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022 and March 31, 2023, material weaknesses exist in the Company’s internal control over financial reporting and disclosures. These weaknesses are that the Company was unable to provide a timely financial reporting package in connection with the year end audits and quarterly reviews. In addition, the Company identified material weaknesses in the revenue recognition process, expense reimbursement controls as well as errors over financial reporting which required the Company to restate its prior years financial statements. These errors related to material adjustments over the Company’s accounting of deferred offering cost, debt discount, share-based payment awards and related disclosures. This was primarily the results of the Company’s lack of documentation of internal control in place, limited accounting personnel and lack of segregation of duties. Because of continued material weaknesses in our internal control over the completeness of contract recording and accounting personnel that lack experiences in SEC reporting regulation. Additionally, for the year ended December 31, 2022, there were material weaknesses identified in the Company’s Information Technology General Controls (“ITGCs”). The control deficiencies identified were over the design of internal controls surrounding user access security, and change management for the Company’s internally developed applications and external financial-based software used by the Company. These deficiencies were in regards to user access provisioning, terminations, user access review, change management, segregation of duties of developers and migrators. The Company’s ITGCs were not designed and not operating effectively to ensure (i) appropriate segregation of duties were in place to perform program changes and (ii) activities of individuals with access to modify data and make program changes not being appropriately monitored.  These control deficiencies aggregated to a Material Weakness for Information Technology General Controls for absence and limited or no presence of compensating IT Controls that mitigate the risk associated with the IT deficiencies. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2023, we hired a new controller in January 2023 following the resignation of our former controller in December 2022.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

2023A Convertible Note Payable

On January 10, 2023, the Company commenced a Convertible Notes Offering (“2023A Convertible Note Payable”) pursuant to which it offered up to $500,000 of convertible notes. A total of approximately $200,000 of the 2023A Convertible Notes have been sold.

Under the terms of the 2023A Convertible Note Payable:

●	The notes convert at two dollars ($2.00) per share concurrently when shares of common stock are sold to the public in the Financing Event, or in the event the Financing Event is not completed within eighteen (18) months from the date of the individually issued notes, the Conversion Price shall be the reduced price of two dollars ($2.00) per share and the conversion amount shall automatically be converted into common stock of the Company at $2.00 per share on the Maturity Date.

●	The annual rate of return is twelve percent (12.0%) per annum, which shall be paid as a Payment-in-Kind in the Company’s common stock valued at two dollars ($2.00) per share.

●	Warrants (the “Warrants”) were issued at a rate of one (1) Warrant for every ten dollars ($10) principal amount of notes purchased. Each Warrant shall be exercisable for a period of five (5) years at a price of $5.50 per share. See Subsequent Events footnote for more details relating to the 2023A Convertible Note Payable.

The outstanding principal balance of the 2023A Convertible Note Payable and all accrued interest automatically converted into common stock of the Company on February 7, 2023, immediately prior to the Company’s receipt of an effective order from the SEC declaring the registration statement of its initial public offering effective.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are included and filed with this report.

Exhibit	Exhibit Description
3.1	Amended and Restated Certificate of Incorporation of NYIAX, Inc. (Incorporated by reference to Exhibit 3.1 to Registration Statement on Form S-1 filed on June 1, 2022, File No. 333-265357)
3.2	Bylaws of NYIAX, Inc. (Incorporated by reference to Exhibit 3.3 to Registration Statement on Form S-1 filed on June 1, File No. 333- 265357)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101	Interactive Data Files
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Definition
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on July 20, 2023.

Person	Capacity	Date

/s/ Christopher Hogan	Interim Chief Executive Officer, President and Chief Operating Officer	July 20, 2023
Christopher Hogan	(Principal Executive Officer)

/s/ William Feldman	Chief Financial Officer and Treasurer	July 20, 2023
William Feldman	(Principal Financial and Accounting Officer)