Form 10-Q
period 2023-06-30
NYIAX, INC.
filed 2023-08-14
CIK 1679379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023 there were 15,561,499 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

Table of Contents

Page

PART I- FINANCIAL INFORMATION	1
Item 1:	1
Unaudited Condensed Financial Statements for the Six Months Ended June 30, 2023 (unaudited) and Year Ended December 31, 2022	1
Condensed Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	1
Condensed Statements of Operations for the three and six-month period ended June 30, 2023 (unaudited) and June 30, 2022 (unaudited)	2
Condensed Statements of Shareholders’ (Deficit) Equity for the three-and six month periods ended June 30, 2023 (unaudited) and June 30, 2022 (unaudited)	3
Condensed Statements of Cash Flows for the six-month period ended June 30, 2023 (unaudited) and June 30, 2022 (unaudited)	5
Notes to Condensed Financial Statements (unaudited)	6
Item 1A Cautionary Note Regarding Forward-Looking Statements and Risk Factors	32
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3: Quantitative and Qualitative Disclosures About Market Risk	31
Item 4: Controls and Procedures	31
PART II - OTHER INFORMATION	32
Item 1: Legal Proceedings	32
Item 1A: Risk Factors	32
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3: Defaults Upon Senior Securities	42
Item 4: Mine Safety Disclosures	42
Item 5: Other Information	42
Item 6: Exhibits	43
SIGNATURES	44

i

part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NYIAX, Inc.

Condensed Balance Sheets

	June 30, 2023 (unaudited)	December 31, 2022

Assets
Current assets
Cash	$1,142,027	$792,337
Accounts receivable (net of allowance for doubtful accounts of $106,959 as of June 30, 2023 and $0 as of December 31, 2022)	106,049	1,972,034
Prepaid expenses and other current assets	5,000	92,497
Total current assets	1,253,076	2,856,868
Capitalized software development costs, net	294,864	393,157
Property, plant and equipment, net	2,710	3,519
Operating lease right-of-use asset	321,091	395,470
Deferred Offering Costs	-	848,531
Security deposit	74,067	74,068
Total assets	$1,945,808	$4,571,613

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,648,792	$4,841,045
Convertible notes payable, net of deferred debt discounts of $392,434 and $214,265 as of June 30, 2023 and December 31, 2022, respectively	1,577,566	2,355,735
Accrued Payment-In-Kind Interest	26,965	71,614
Operating lease obligations, current portion	168,940	162,503
Total current liabilities	$6,422,263	$7,430,897

Long-term liabilities
Operating lease obligations, net of current portion	182,431	268,385
Note payable – stockholder	100,500	100,500
Total long-term liabilities	282,931	368,885
Total liabilities	6,705,194	7,799,782

Shareholders’ equity (deficit)
Common stock $0.0001 par value, 125,000,000 common shares authorized; 13,561,499 and 12,370,002 common shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively.	1,356	1,237
Preferred shares: 10,000,000 authorized, none outstanding, par value $0.0001 per share
Additional Paid in Capital	53,771,378	50,023,446
Accumulated deficit	(58,532,120)	(53,252,852)
Total shareholders’ (deficit) equity	(4,759,386)	(3,228,169)
Total liabilities and shareholders’ (deficit) equity	$1,945,808	$4,571,613

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc.

Condensed Statements of Operations

For the Period Ended

(unaudited)

	Three Months		Six Months
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue, Net	$88,977	$339,423	$227,014	$824,488
Cost of Sales	168,222	257,133	390,643	545,414
Gross Margin	$(79,245)	$82,290	$(163,629)	$279,074
Operating expenses
Technology and development	$288,811	$470,043	$687,662	$828,341
Selling, general and administrative	1,583,324	1,614,437	3,131,155	4,545,498
Deferred offering cost write-off	-	-	848,531	-
Depreciation and amortization	405	535	810	1,770
Total operating expenses	$1,872,540	$2,085,015	$4,668,158	$5,375,609
Loss from operations	$(1,951,785)	$(2,002,725)	$(4,831,787)	$(5,096,535)
Other (income) expenses
Interest expense	339,498	475,897	447,481	1,171,730
Total other (income) expenses	$339,498	$475,897	$447,481	$1,171,730
Loss before provision for income taxes	$(2,291,283)	$(2,478,622)	$(5,279,268)	$(6,268,265)
Net loss	$(2,291,283)	$(2,478,622)	$(5,279,268)	$(6,268,265)
Net loss per share – basic and diluted	$(0.17)	$(0.22)	$(0.40)	$(0.58)
Weighted Average O/S Shares-basic and diluted	13,561,499	11,240,279	13,359,305	10,799,832

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc.

Condensed Statements of Shareholders’ (Deficit) Equity

(unaudited)

	Common Stock		Additional
	Shares Outstanding	Amount	Paid in Capital	Retained Deficit	Total
Balance - January 1, 2023	12,370,002	$1,237	$50,023,446	$(53,252,852)	$(3,228,169)
Share-based compensation			125,635		125,635

Issuance of common stock pursuant to restricted stock awards (share-based compensation), net of forfeiture	(250,000)	(25)	32,657		32,632

Conversion of Convertible Notes	1,441,497	144	2,719,198		2,719,342
Deferred debt discount on 2023 convertible notes payable			16,000		16,000
Net Loss	-	-	-	(2,987,985)	(2,987,985)
Balance - March 31, 2023	13,561,499	1,356	52,916,936	(56,240,837)	(3,322,545)
Share-based compensation	-	-	149,467	-	149,467
Deferred debt discount on 2023 convertible notes payable	-	-	704,975		704,975
Net Loss				(2,291,283)	(2,291,283)
Balance - June 30, 2023	13,561,499	$1,356	$53,771,378	$(58,532,120)	$(4,759,386)

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc.

Condensed Statements of Shareholders’ Equity (Deficit)

(unaudited)

	Common Stock		Additional
	Shares		Paid in	Accumulated
	Outstanding	Amount	Capital	Deficit	Total

Balance – January 1, 2022	10,243,442	$1,024	$38,089,295	$(42,110,073)	$(4,019,754)
Share-based compensation			969,511		969,511
Deemed Dividend from Inducement to Exercise Warrants	-	-	28,600	(28,600)	-
Issuance of common stock pursuant to exercise of warrants	224,693	22	1,225,788		1,225,810
Net Loss				(3,789,643)	(3,789,643)
Balance – March 31, 2022	10,468,135	$1,046	$40,313,194	$(45,928,316)	$(5,614,076)
Share-based compensation			$246,112		$246,112
Issuance of common stock pursuant to restricted stock awards (share-based compensation)	290,000	29	167,098		167,127
Conversion of Convertible Note Payable and accrued interest to common shares	1,583,807	158	7,918,849		7,919,007
Issuance of common stock pursuant to exercise of warrants	11,000	1	60,021	-	60,022
Net Loss				(2,478,622)	(2,478,622)
Balance - June 30, 2022	12,352,942	$1,234	$48,705,274	$(48,406,938)	$299,570

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc.

Condensed Statements of Cash Flows

For the Six Months Ended

(unaudited)

	June 30, 2023	June 30, 2022
Cash flows from operating activities
Net loss	(5,279,268)	(6,268,265)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	99,102	100,059
Operating lease right-of-use asset	(5,138)	11,455
Accrued PIK Interest	126,252	301,515
Debt discount amortization	321,247	870,333
Share-based compensation	307,734	1,382,721
Bad debt expense	106,959
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,759,028	1,113,987
Prepaid expense	87,497	(252,787)
Security deposit
Increase (decrease) in:
Accounts payable and accrued expenses	(192,254)	(678,100)
Total adjustments	2,610,427	2,849,183
Net cash used in operating activities	(2,668,841)	(3,419,082)

Net cash used in investing activities
Acquisition of Fixed Assets		(2,061)
Net cash used in investing activities		(2,061)

Cash flows from financing activities
Proceeds from convertible notes payable, net of cash discount	2,170,000	-
Forgiveness of stockholder payables		(510,000)
Deferred offering cost write-off	848,531
Proceeds from issuance of common stock pursuant to exercise of warrants		1,285,832
Deferred offering cost	-	(242,000)
Net cash provided by financing activities	3,018,531	533,832

Net increase (decrease) in cash and cash equivalents	349,688	(2,887,311)

Cash and cash equivalents - Beginning of period	792,337	3,387,200

Cash and cash equivalents - End of period	1,142,027	499,889

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash flow investing and financing activities:
Deferred debt discount on convertible note payable	$720,975
Conversion of convertible notes payable and accrued interest to common shares	$2,719,342	$7,919,007
Deemed Dividend from Inducement to Exercise Warrants		$28,600

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the six months period ended June 30, 2023 (unaudited)

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

For the six months ended June 30, 2023, the Company’s operations lost approximately $5.3 million. The Company generated negative cash flows from operations of approximately $2.7 million for the six months ended June 30, 2023 of which approximately $887,000 were non-cash expenses, plus approximately $849,000 related to the write-off of deferred offering costs included in net cash used in financing activities.

As of June 30, 2023, NYIAX had total current assets of approximately $1.3 million, of which approximately $1,142,000 was cash and total current liabilities of approximately $6.4 million of which approximately $1.6 million was convertible notes payable and accrued payment in kind interest payable in the Company’s common shares.

Future capital requirements will depend on many factors, including the Company’s rate of revenue growth and its level of expenditures. Additionally, the Company is planning an initial public offering of its common stock. To the extent that the offering is not successful, or that existing capital resources, revenue growth and cash flow from operations are not sufficient to fund future activities, the Company may need to raise additional funds through equity or debt financing or curtail expenses. On July 27, 2023, NYIAX filed a form S-1 with plans to issue 1,750,000 shares of its common stock at a price of $4.00 per share. No assurances can be provided that any additional funding or alternative financing will be available at terms acceptable to the Company, if at all.

Management must evaluate whether there are conditions or events considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Due to these factors, substantial doubt exists regarding the Company’s ability to continue as a going concern through twelve months from the issuance date of these financial statements. Management has taken the steps to reduces the losses significantly by curtailing certain aspects of its operations or expansion activities. The financial statements for the period ended June 30, 2023, do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Management must evaluate whether there are conditions or events considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Based upon the factors as discussed above, substantial doubt exists regarding the Company’s ability to continue as a going concern through twelve months from the issuance date of these the financial statements. Management has taken certain steps, and is prepared to take additional steps as deemed necessary to reduce its cash burn by curtailing certain aspects of its existing operations or limiting its expansion activities. The financial statements for the period ended June 30, 2023, do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NYIAX expects that in order to fully realize its longer term goals, it will need to raise additional debt and equity capital. However, no assurances can be provided that additional funding or alternative financing will be available at terms acceptable to the Company, if at all.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the period presented. Operating results for the period from December 31, 2022 through June 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K as filed on July 20, 2023.

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

Concentrations of Credit risk

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

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents at June 30, 2023 and December 31, 2022.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, and accounts receivable. The Company maintains its cash with financial institutions which exceed the Federal Deposit Insurance Corporation (“FDIC”) federally insured limits.

As of June 30, 2023 two Media Buyers represented 36% and 25% of accounts receivable. As of June 30, 2023, two Media Sellers represented 80% and 10% of accounts payable. For the six months ended June 30, 2023, two customers represented 50% and 11% of revenue, net.

As of December 31, 2022, two Media Buyers represented 67% and 20% of accounts receivable. As of December 31, 2022, two Media Sellers represented 61% and 8% of accounts payable.

For the six months ended June 30, 2022 one customer represented 88% of revenue, net.

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

Accounts Receivable, Net

In June 2016, the Financial Accounting Standards Board, or the FASB, issued ASU 2016-13 - Measurement of Credit Losses on Financial Statements. The new standard requires that the Company recognize an allowance for losses on accounts receivable in an amount equal to the current expected credit losses. The estimation of the allowance is based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and reasonable and supportable expectation of future conditions, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. In November 2019, the FASB issued ASU 2019-10 – Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the effective date for certain companies. The standard is effective for public companies eligible to be smaller reporting companies for annual and interim periods beginning after December 15, 2022. On January 1, 2023, the Company adopted ASU 2016-13, using a modified retrospective approach. The adoption of this standard did not have an effect on the Company’s financial position, results of operations, or cash flows.

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

The Company performs ongoing credit evaluations of Media Buyers. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical collection experience and the review in each period of the status of the then-outstanding accounts receivable, while taking into consideration current client information, subsequent collection history and other relevant data. The Company reviews the allowance for doubtful accounts on a quarterly basis. For the year ended  and December 31, 2022, the Company had no allowance for doubtful accounts and no write-offs of accounts receivable. For the period  ended June 30, 2023, the Company had an allowance for doubtful accounts of $106,959 and no direct write-offs of accounts receivable.

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

Certain long-lived assets including capitalized software development costs are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review. For the six-month period ended June 30, 2023 and the year ended December 31, 2022, no impairments were recorded on those assets.

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

The Company has determined that it is acting as an agent for the Media Seller as (i) NYIAX does not obtain control of the Seller’s media (goods & services) before transferring control to the Buyer. The Seller has control of the media. Specifically, NYIAX does not control the specified media before transferring the media to the Media Buyer, the Company is not primarily responsible for the performance of the Media Seller, nor can the Company redirect those services to fulfill any other contracts. (ii) NYIAX does not have inventory or credit risk for the media, and (iii) the Media Seller establishes the pricing in the Smart-Contracts (self-executing contracts with the terms of the agreement between buyer and seller standardized, and the Media Buyers and Media Sellers agree the pricing.

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

Deferred Offering Cost Write-off

It Is the Company’s policy to defer the recognition of deferred offering costs Pursuant to the Codification of Staff Accounting Bulletins, Topic 5: Miscellaneous Accounting A. Expenses of Offering. As of December 31,2022, $848,531 of deferred offering costs were recorded on the balance sheet.

On February 14, 2023, the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission was declared effective by the SEC.

In March, 2023, the Company’s financial advisor, representative and lead underwriter for the offering, Boustead Securities LLC (“Boustead”), informed the Company of its decision not to proceed with pricing of the Company’s Offering.

In accordance with the Codification of Staff Accounting Bulletins / Topic 5: Miscellaneous Accounting, the Company has written off these costs, $848,531, during the three month period ended March 31, 2023.

Income Taxes

The Company records income tax expense in accordance with ASC – 740 Income Taxes, as amended mandating how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The standards require the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. The Company has analyzed its tax positions and has concluded that as of June 30, 2023 and December 31, 2022, no uncertain positions are taken or are expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements.

The Company’s policy is to record interest expense and penalties pertaining to income taxes in operating expenses. For the periods ended March 31, 20 June 30, 2023 and December 31, 2022, there were no interest and penalties expenses recorded and no accrued interest and penalties.

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

As of June 30, 2023 and June 30, 2022, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	As of June 30, 2023	As of June 30, 2022
Equity Incentive Plans	3,086,626	3,759,126
Selling Agent and Advisor Warrants	23,538	338,653
Warrants Issued with Common Stock Offerings	889,500	889,500
Warrants Issued with Convertible Notes Offerings	1,164,150	690,150
Common Stock Issuable Upon Conversion of Convertible Notes, including PIK Interest	998,483	10,500
Total Common Stock Equivalents	6,162,297	5,687,929

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

In June 2016, the FASB issued Update 2016-13 Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The Company evaluated any potential impact from Update 2016-13 Financial Instruments and believes it will have no material impact on our financial results.

Note 3 — Shareholders’ Equity

On June 30, 2023 and December 31, 2022 the authorized capital stock of 135,000,000 shares consisting of 125,000,000 shares of common stock and 10,000,000 shares of preferred stock each with a par value of $0.0001 with 13,561,499 and 12,370,002 common shares issued and outstanding, respectively. No preferred stock has been issued.

On June 21, 2023 the Board of Directors approved a grant of 775,000 Restricted Share Units (RSU).  All grants shall be effective upon the first day of trading of the Company’s common stock on the NASDAQ Exchange.  525,000 of the RSUs were awarded to three Board nominees and 250,000 RSUs were awarded to two officers of the Company.

For the periods ended June 30, 2023 and 2022, the Company recorded share based compensation as follows:

	Three-Month Period		Six-Month Period
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Shared-Based Compensation:
Cost of Sales	5,288	28,577	12,167	37,102
Technology and development	13,386	32,962	26,772	32,962
Sales, general and administrative	130,793	351,672	268,795	1,312,657
Total	149,467	413,211	307,734	1,382,721

Note 4 — Convertible Notes Payable

Issuance of 2023A Convertible Note Payable

On January 10, 2023, the Company commenced a Convertible Notes Offering (“2023A Convertible Note Payable”) pursuant to which it offered up to $500,000 of convertible notes. A total of approximately $200,000 of the 2023A Convertible Notes were sold.

The 2023A Convertible Notes convert at two dollars ($2.00) per share concurrently when shares of common stock are sold to the public in the Financing Event (defined as declaring the registration statement effective), or in the event the Financing Event is not completed within eighteen (18) months from the date of the individually issued notes, the Conversion Price shall be the price of two dollars ($2.00) per share and the conversion amount shall automatically be converted into common stock of the Company at $2.00 per share on the Maturity Date. The annual rate of return is twelve percent (12.0%) per annum, which was paid as a Payment-in-Kind in the Company’s common stock valued at two dollars ($2.00) per share. Concurrently with the sales of the 2023A Convertible Note Payable, warrants (the “Warrants”) were issued at a rate of one (1) Warrant for every ten dollars ($10) principal amount of notes purchased. Each Warrant shall be exercisable for a period of five (5) years at a price of $5.50 per share.

The warrants did not contain obligations of the Company to (i) redeem the warrants for cash or other assets, (ii) repurchase the Company’s equity shares by transferring assets, or (iii) to issue a variable number of equity shares and in accordance with ASC480 Distinguishing Liabilities from Equity, the Company is accounting for the conversion feature and the warrants as equity. In accordance with ASC 480 written put options and warrants to issue redeemable equity securities. The relative value of the beneficial conversion features and the warrants were recorded as deferred debt discount of $16,000 and amortized over the term of the convertible note using the effective interest method.

The outstanding principal balance of the 2023A Convertible Notes and all accrued interest automatically converted into 100,933 shares of common stock of the Company on February 7, 2023, immediately prior to the Company’s receipt of an effective order from the SEC declaring the registration statement of its initial public offering effective.

2023B Convertible Note Payable

On April 3, 2023, the Company commenced a Convertible Notes Offering (“2023B Convertible Note Payable”) pursuant to which it will offer up to $2,000,000 of convertible notes.

The 2023B Convertible Notes convert at two dollars ($2.00) per share concurrently when shares of common stock are sold to the public in the Financing Event, or in the event the Financing Event is not completed within eighteen (18) months from the date of the individually issued notes, the Conversion Price shall be the price of two dollars ($2.00) per share and the conversion amount shall automatically be converted into common stock of the Company at $2.00 per share on the Maturity Date. The annual rate of return is twelve percent (12.0%) per annum, which shall be paid as a Payment-in-Kind in the Company’s common stock valued at two dollars ($2.00) per share. Concurrently with the issuance of the 2023B Convertible Notes Payable, the company issued warrants (the “Warrants”) The Warrants were issued at a rate of one half warrant issued for every $10 of notes purchased with an exercise price of four dollars ($4.00) and one half warrant issued for every $10 of notes purchased with an exercise price of two dollars ($2.00). Each Warrant shall be exercisable for a period of five (5) years.

$1,970,000 of 2023B Convertible Note Payable were sold and the note offering was closed.

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

The warrants and beneficial conversion option was recorded as the convertible note payable debt discount. The inputs for the Black-Scholes formula, were as follows:

●	Term — 12 months

●	Risk-free Interest Rate — 4.59% - 5.25%

●	Dividend Rate 0

●	Volatility 75.2% - 78.7%

The following table illustrates the value of the 2023B convertible note payable as of June 30, 2023:

2023 B
Convertible
Note Payable
2023B Convertible Note Payable at Issuance	1,970,000
(Deferred Debt Discount)	(704,975)
1,265,025
Amortization of debt discount for period ending June 30, 2023	312,541
Balance June 30, 2023	1,577,566

For the six months ended June 30, 2023, the company recorded interest expense from the amortization of deferred debt discount of $ 312,541.

Note 5 — Related Party Transactions

Related Party Transactions

The Company’s former CEO is also a shareholder and Director of the Company. The former CEO is a co-founder of a private investment fund, GoldStreet Holdings Limited Partnership (“GoldStreet”).

For the three months period ended March 31, 2022, the Company recorded $10,000 of general and administrative expenses related to GoldStreet for office space.. The Company did not record any related party expenses related to GoldStreet for the six month period ended June 30, 2023.

Note 6 - Threatened Litigation

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

Note 7 — Subsequent Events

Management has evaluated events that have occurred subsequent to the date of these condensed financial statements and has determined that, other than those listed below, no such reportable subsequent events exist through August 9, 2023. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement other than noted above and below:

Purchase of Intellectual Property Portfolio

On July 8, 2023, Company completed the purchase of a portfolio of patents and trade secrets (the “Portfolio”) from Network Foundation Technologies, LLC (“NIFTY”). The Company issued 2,000,000 shares of its common stock to NIFTY as consideration for the portfolio. The transaction was approved by the Company’s board of directors and by NIFTY’s board of directors. A purchase price of approximately $4 million (plus certain capitalized costs for legal and other costs) will be recorded. The 2,000,000 shares of common stock of NYIAX have various registration restrictions and provisions for the clawback of shares by the Company in certain events as set forth in the Asset Purchase Agreement (the “Agreement”).

The Company has concluded that the purchase of this intellectual property portfolio is an acquisition of an asset group in accordance with ASC 805-10-55 and the Company will utilize a $2.00 share valuation as it is consistent with the Company’s latest convertible notes offering, the 2023B Convertible Notes Offering.

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

Results of Operations For Three Months Ended June 30, 2023 and 2022

(unaudited)

	For the	For the
	Three-Months	Three-Months
	Ended	Ended
	June 30	June 30
	2023	2022
Revenue, net	88,977	339,423
Cost of Sales	168,222	257,133
Gross Margin	(79,245)	82,290
Operating expenses
Technology and development	288,811	470,043
Selling, general and administrative	1,583,324	1,614,437
Deferred Costs Write off
Depreciation and amortization	405	535
Total operating expenses	1,872,540	2,085,015
Loss from operations	(1,951,785)	(2,002,725)
Other (income) expenses
Interest and debt expense	339,498	475,897
Total other (income) expenses	339,498	475,897
Loss before provision for income taxes	(2,291,283)	(2,478,622)
Net loss	(2,291,283)	(2,478,622)
Net loss per share - basic and diluted	(0.17)	(0.22)
Weighted average number of common shares outstanding - basic and diluted	13,561,499	11,240,279

Net Revenue

For the three months ended June 30, 2023, compared to the three months ended June 30, 2022, net revenue decreased to $ 88,977 from $ 339,423, or $250,46. The decrease in revenue is relates primarily to a decreased in the number of new business development headcount.

For the three months ended June 30, 2023, the Company was compensated for the completion of 163 Media Contracts with average compensation of $ 546 per Media Contract. For the three months ended June 30, 2022, the Company was compensated for the completion of 249 Media Contracts with average compensation of $1,363 per Media Contract. The decrease in the average compensation relates to the Company pursing more contracts at the lower end of the market.

Obtaining new Media Contracts is dependent on several factors, including on our new business development (sales and representatives) team, which headcount has decreased from eleven at December 31, 2021 to three at June 30, 2023. The following table compares the business development headcount at quarter-end and the Company’s quarterly revenue.

		Business
		Development
	Quarterly	Headcount at
	Revenue	Quarter-End
March 31,2021	-	1
June 30, 2021	30,084	6
September 30, 2021	81,768	9
December 31, 2021	482,047	11
March 31, 2022	485,065	13
June 30, 2022	339,423	7
September 30, 2022	124,987	3
December 31, 2022	374,830	3
March 31,2023	138,037	3
June 30, 2023	88,977	3

Technology and Development

For the three months ended June 30, 2023, compared to the three months ended June 30, 2022, technology and Development decreased to $ 288,811 from $470,043, or $181,232. The Company’s technology and development decreased due to expense reductions at the Company, including limited staffing reductions (one FTE) and reduced support from outside vendors.

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

Selling General and Administrative

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022 selling general and administrative decreased to $ 1,583,324 from $ 1,614,437 or $31,113.

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

Deferred Offering Cost Write-off

It Is the Company’s policy to defer the recognition of deferred offering costs Pursuant to the Codification of Staff Accounting Bulletins / Topic 5: Miscellaneous Accounting A. Expenses of Offering.

On February 14, 2023, the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission was declared effective by the SEC.

In March, 2023, the Company’s financial advisor, representative and lead underwriter for the Offering, Boustead Securities LLC (“Boustead”), informed the Company of its decision not to proceed with pricing of the Company’s Offering.

As of December 31, 2022, $848,531 of deferred offering costs were recorded on the balance sheet. In accordance with the Codification of Staff Accounting Bulletins / Topic 5: Miscellaneous Accounting, During the three months ended March 31, 2023 the Company has written these costs off.

Depreciation and Amortization

For the three months ended June 30, 2023, compared to the three months ended June 30, 2022, depreciation and amortization was essentially flat.

Amortization capitalized software costs of approximately $49,000 for the three months ended June 30, 2023 and 2022 was classified as cost of sales.

Share-Based Compensation

For the three months ended June 30, 2023 compared to the three months ended March 31, 2022 share-based compensation decreased to $ 149,467 from $413,211, or $263,744 due to the full vest of various new awards awarded in the three months ended June 30, 2022, partially offset by the completion of amortizing previous awards.

For the three-month periods ended June 30, 2023 and June 30, 2022, the Company classified the share-based compensation expenses on the statement of operation as follows:

	Three-Months Ended
	June 30, 2023	June 30, 2022
Shared-Based Compensation:
Cost of Sales	5,288	28,577
Technology and development	13,386	32,962
Sales, general and administrative	130,793	351,672
	149,467	413,211

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

Interest and Debt Expense, net

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022 interest and debt expense, net decreased to $339,498 from $475,897 a decrease of $136,399. The decrease was primarily related to the conversion of the convertible notes payable to common shares partially offset by the issuance of the 2023B Convertible Notes Payable.

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

For the three months ended June 30, 2023 and the three months ended March 31, 2022, NYIAX did not have any income for tax purposes and therefore, no current tax liability or expense has been recorded in these financial statements.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss for the three-month period ended June 30, 2023 and 2022, the most directly comparable financial measure stated in accordance with GAAP:

	For the Three-Month Period Ended June 30, 2023	For the Three-Month Period Ended June 30, 2022
Net Loss	(2,291,283)	(2,478,621)

Reconciliation of Adjusted EBITDA Loss to Net Loss:
Depreciation and amortization	49,551	36,545
Share-based compensation	149,467	413,210
Forgiveness of stockholders of payables		(510,000)
Interest expense	339,498	475,896
Total Adjustments of EBITDA Loss to Net Loss	538,516	415,651
Adjusted EBITDA	(1,752,767)	(2,062,970)

Adjusted EBITDA

For the three months ended June 30, 2023, compared to the three months ended June 30, 2022, the adjusted EBITDA loss decreased to $1,752,767 from $2,062,970 or $310,203. The decrease in adjusted EBITDA loss was attributed to (i) a decrease in sales and marketing staff with related expenses, (ii) administrative costs related to the Company going public, such as an annual audit.

Results of Operations For Six Months Ended June 30, 2023 and 2022

NYIAX, Inc.

Condensed Statements of Operations

(unaudited)

	For the Six-Months Ended June 30, 2023	For the Six-Months Ended June 30, 2022
Revenue, net	227,014	824,488
Cost of Sales	390,643	545,414
Gross Margin	(163,629)	279,074
Operating expenses
Technology and development	687,662	828,341
Selling, general and administrative	3,131,155	4,545,498
Deferred Costs Write off	848,531	-
Depreciation and amortization	810	1,770
Total operating expenses	4,668,158	5,375,609
Loss from operations	(4,831,787)	(5,096,535)
Other (income) expenses
Interest and debt expense	447,481	1,171,730
Total other (income) expenses	447,481	1,171,730
Loss before provision for income taxes	(5,279,268)	(6,268,265)
Net loss	(5,279,268)	(6,268,265)
Net loss per share - basic and diluted	(0.40)	(0.58)
Weighted average number of common shares outstanding - basic and diluted	13,359,305	10,799,832

Net Revenue

For the six months ended June 30, 2023, compared to the six months ended June 30, 2022, net revenue decreased to $ 227,014 from $ 824,488, or $597,474. The decrease in revenue is related primarily to a decreased in the number of new business development headcount.

For the six months ended June 30, 2023, the Company was compensated for the completion of 333 Media Contracts with average compensation of $682 per Media Contract. For the six months ended June 30, 2022, the Company was compensated for the completion of 383Media Contracts with average compensation of $2,153 per Media Contract. The decrease in the average compensation relates to the Company pursing more contracts at the lower end of the market.

Obtaining new Media Contracts is dependent on several factors, including on our new business development (sales and representatives) team, which headcount has decreased from eleven at December 31, 2021 to three at June 30, 2023. The following table compares the business development headcount at quarter-end and the Company’s quarterly revenue.

	Quarterly Revenue	Business Development Headcount at Quarter-End
March 31,2021	-	1
June 30, 2021	30,084	6
September 30, 2021	81,768	9
December 31, 2021	482,047	11
March 31, 2022	485,065	13
June 30, 2022	339,423	7
September 30, 2022	124,987	3
December 31, 2022	374,830	3
March 31,2023	138,037	3
June 30, 2023	88,977	3

Technology and Development

For the six months ended June 30, 2023, compared to the six months ended June 30, 2022, technology and Development decreased to $ 687,662 from $ 828,341, or $ 140,679. The Company’s technology and development decreased due to expense reductions at the Company, including limited staffing reductions and reduced support from outside vendors.

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

Selling General and Administrative

For the six months ended June 30, 2023, compared to the six months ended June 30, 2022, selling general and administrative decreased to $3,131,155 from $4,545,498 or $1,383,229, primarily resulting from a marked decrease in share-based compensation of approximately $1,044,000.

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

Deferred Offering Cost Write-off

It Is the Company’s policy to defer the recognition of deferred offering costs Pursuant to the Codification of Staff Accounting Bulletins / Topic 5: Miscellaneous Accounting A. Expenses of Offering.

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

Depreciation and Amortization

For the six months ended June 30, 2023, compared to the six months ended June 30, 2022 depreciation and amortization decreased to $810 from $1,770 as various computers were fully depreciated.

Amortization capitalized software costs of approximately $49,000 for the six months ended June 30, 2023 and 2022 was classified as cost of sales.

Share-Based Compensation

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022 share-based compensation decreased to $307,734 from $1,382,721969,511, or $1,074,987 due to fully vested awards for board members, executive management and other new awards awarded in the six months ended June 30 2022, partially offset by the completion of amortizing previous awards.

For the three-month periods ended June 30, 2023 and June 30,2022, the Company classified the share-based compensation expenses on the statement of operation as follows:

	Six-Month Period
	June 30, 2023	June 30, 2022
Shared-Based Compensation
Cost of Sales	12,167	37,102
Technology and development	26,772	32,962
Sales, general and administrative	268,795	1,312,657
	307,734	1,382,721

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

Interest and Debt Expense, net

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022 interest and debt expense, net decreased to $ 447,481 from $1,171,730, a decrease of $724,249. The decrease was primarily related to the conversion of the convertible notes payable to common shares, partially offset by the 2023B convertible note issuance.

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

For the six months ended June 30, 2023 and the six months ended June 30, 2022, NYIAX did not have any income for tax purposes and therefore, no current tax liability or expense has been recorded in these financial statements.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP:

	For the Six-Month Period Ended June 30, 2023	For the Six-Month Period Ended June 30, 2022
Net Loss	$(5,279,268)	$(6,268,265)
Reconciliation of Adjusted EBITDA Loss to Net Loss:
Depreciation and amortization	99,102	100,059
Share-based compensation	359,689	870,333
Forgiveness of stockholders of payables	-	(510,000)
Interest expense	447,481	1,171,730
Total Adjustments of EBITDA Loss to Net Loss	$906,272	$1,632,122
Adjusted EBITDA Loss	$(4,372,996)	$(4,636,143)

Adjusted EBITDA

For the six months ended June 30, 2023, compared to the six months ended June 30, 2022, the adjusted EBITDA loss decreased to $4,372,996 from $4,636,143 or $263,147. The decrease in adjusted EBITDA loss was attributed to a decrease in sales and marketing staff with related expenses and technology costs and lower administrative costs related to the Company going public, such as an annual audit.

Cash Flows, Liquidity and Capital Resources

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

For the six months ended June 30, 2023, the Company’s operations lost approximately $5.3 million. The Company generated negative cash flows from operations of approximately $2.7 million for the six months ended June 30, 2023 of which approximately $887,000 were non-cash expenses, plus approximately $849,000 related to the write-off of deferred offering costs included in net cash used in financing activities.

As of June 30, 2023, NYIAX had total current assets of approximately $1.3 million, of which approximately $1,142,000 was cash and total current liabilities of approximately $6.4 million of which approximately $1.6 million was convertible notes payable and accrued payment in kind interest payable in the Company’s common shares.

For the six months ended June 30, 2023 and the six months ended June 30, 2022 net cash used in operating activities was $2,668,841 and $3,419,082 respectively.

For the six months ended June 30, 2023, the net cash used was principally on account of the net loss of $ 5,279,268 less share-based compensation of $307,734, debt discount amortization $321,247, accrued P-I-K interest $126,252 and depreciation, bad debt expense $106,959, and amortization $99,102, decrease in accounts receivable of $ 1,759,028 and an increase in prepaid expenses $87,497, partially offset by decrease in accounts payable of $192,254.

For the six months ended June 30, 2022, the net cash used was principally on account of the net loss of $ 6,268,265 less share-based compensation of $1 382 721, debt discount amortization of $870 333, Accrued PIK Interest of $301,515 increase in accounts receivable of $1 113 787, partially offset by decreases in accounts payable of $678,100 and prepaid expenses of $252,787.

Net cash provided by financing activities six months ended June 30, 2023 and the six months ended March 31, 2022 (restated), were $ 3,018,531 and 533,832, respectively.

For the six months ended June 30, 2023, the net cash provided by financing activities was from sales of convertible notes payable of $2,170,000 and the deferred offering cost write-off of $848,531.

For the six months ended June 30, 2022 the net cash provided by financing activities was from the proceeds from exercise of stock warrants in the amount of $1,225,810 and partially offset by forgiveness of stockholders of payables of $510,000 and deferred offering costs of $242,000.

Future capital requirements will depend on many factors, including the Company’s rate of revenue growth and its level of expenditures. Additionally, the Company is planning an initial public offering of its common stock. To the extent that the offering is not successful, or that existing capital resources, revenue growth and cash flow from operations are not sufficient to fund future activities, the Company may need to raise additional funds through equity or debt financing or curtail expenses. On July 27, 2023, NYIAX filed a form S-1 with plans to issue 1,750,000 shares of its common stock at a price of $4.00 per share. No assurances can be provided that any additional funding or alternative financing will be available at terms acceptable to the Company, if at all.

Management must evaluate whether there are conditions or events considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Based upon the factors as discussed above, substantial doubt exists regarding the Company’s ability to continue as a going concern through twelve months from the issuance date of these the financial statements. Management has taken certain steps, and is prepared to take additional steps as deemed necessary to reduce its cash burn by curtailing certain aspects of its existing operations or limiting its expansion activities. The financial statements for the period ended June 30, 2023, do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The Company is also subject to certain business risks, including dependence on key employees, competition, market acceptance of the Company’s platform, ability to source demand from buyers of advertising inventory and dependence on growth to achieve its business plan.

During the six-month period ended June 30, 2023 the Company sold convertible notes payable:

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

$1,970,000 of 2023B Convertible Note Payable were sold.

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

Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of June 30, 2023, as material weaknesses exist in the Company’s internal control over financial reporting and disclosures. These weaknesses are that the Company was unable to provide a timely financial reporting package in connection with the year end audits and quarterly reviews. In addition, the Company identified material weaknesses in the revenue recognition process, expense reimbursement controls as well as errors over financial reporting which required the Company to restate its prior years financial statements. These errors related to material adjustments over the Company’s accounting of deferred offering cost, debt discount, share-based payment awards and related disclosures. This was primarily the results of the Company’s lack of documentation of internal control in place, limited accounting personnel and lack of segregation of duties. Because of continued material weaknesses in our internal control over the completeness of contract recording and accounting personnel that lack experiences in SEC reporting regulation. Additionally, for the year ended December 31, 2022, there were material weaknesses identified in the Company’s Information Technology General Controls (“ITGCs”). The control deficiencies identified were over the design of internal controls surrounding user access security, and change management for the Company’s internally developed applications and external financial-based software used by the Company. These deficiencies were in regards to user access provisioning, terminations, user access review, change management, segregation of duties of developers and migrators. The Company’s ITGCs were not designed and not operating effectively to ensure (i) appropriate segregation of duties were in place to perform program changes and (ii) activities of individuals with access to modify data and make program changes not being appropriately monitored.  These control deficiencies aggregated to a Material Weakness for Information Technology General Controls for absence and limited or no presence of compensating IT Controls that mitigate the risk associated with the IT deficiencies. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

Changes in Internal Controls over Financial Reporting

During the three-month period ended March 31, 2023, we hired a new controller in January 2023 following the resignation of our former controller in December 2022.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Item 1A. Cautionary Note Regarding Forward-Looking Statements and Risk Factors

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This prospectus contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	our current and future capital requirements to support our operations;

●	our ability to maintain or protect the validity of our intellectual property;

●	our ability to attract and retain key executive members;

●	our ability to attract and staff members;

●	our ability to hire and continue to hire qualified personnel;

●	our ability to maintain and continue acceptance within the advertisement and technology industry;

●	our ability to monetize our intellectual property (including patents developed with Nasdaq and purchased from Nifty);

●	competitors and competition;

●	technology development and maintain high standards of technology development;

●	our cash on hand and continued investment;

●	the accuracy of our estimates regarding expenses and capital requirements;

●	our technology relationship with Nasdaq; and

●	regulation.

Moreover, new risks regularly emerge and it is not possible for our management to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this prospectus are based on information available to us on the date of this prospectus. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained above and throughout this prospectus.

Risk Factors

An investment in our securities involves a high degree of risk. You should carefully consider the risks described below and all of the other information contained in this prospectus and in any free writing prospectuses prepared by or on behalf of us or to which we have referred you, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” before deciding whether to invest in our securities. If any of the possible events described below actually occur, our business, business prospects, cash flow, results of operations or financial condition could be harmed. In this case, the trading price of our common stock could decline, and you might lose all or part of your investment.

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

For the six months ended June 30, 2023, the Company’s operations lost approximately $5.3 million. The Company generated negative cash flows from operations of approximately $2.7 million for the six months ended June 30, 2023 of which approximately $887,000 were non-cash expenses, plus approximately $849,000 related to the write-off of deferred offering costs included in net cash used in financing activities.

As of June 30, 2023, NYIAX had total current assets of approximately $1.3 million, of which approximately $1,142,000 was cash and total current liabilities of approximately $6.4 million of which approximately $1.6 million was convertible notes payable and accrued payment in kind interest payable in the Company’s common shares.

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

We employ a U.S. based development company, BWSoft Management LLC, (“BWSoft”) with employees around the world, including Russia. In late February 2022, Russia launched a large-scale military attack on Ukraine. In response to the military action by Russia, various countries, including the United States, issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies. The war in Ukraine and related sanctions imposed on Russia could limit our ability to transact with our developer that has employees located in Russia. Currently, BWSoft is not under sanctions. The Company, along with BWSoft carefully monitors regulation initiatives. In the event of future sanctions, BWSoft and NYIAX will react accordingly to provide consistent and safe development services to NYIAX. We are currently reviewing other options for our external development. If our developer were to terminate the employment of these development team members located in Russia, such termination could disrupt or delay the development of incremental features to our platform, increase our costs, or force us to shift development efforts to resources in other geographies that may not possess the same level of cost efficiencies. Additionally, as of the date of this quarterly report on Form 10-Q, there are no import or export control restrictions applicable to our business or our relationship with BWSoft.

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

Following the planned initial public offering, the Company’s Board will consist of up to three (3) new independent members. The new directors have not worked together or with management. The new directors will have different backgrounds, experiences and perspectives from those individuals who have historically served on our Board and may have different views on the direction of our business. The effect of implementation of those views may be difficult to predict and may result in conflict amongst the Board members or with management, at least in the short term, and could result in disruption of the strategic direction of our business. Furthermore, following the appointments of our three (3) independent director nominees to the Board, which will occur upon the first day of trading of the Company stock, we will have an even number of directors on our Board. With an even number of directors, the Board could deadlock on certain issues.

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

As of June 30, 2023 two Media Buyers represented 36% and 25% of accounts receivable. As of June 30, 2023, two Media Sellers represented 80% and 10% of accounts payable. For the six months ended June 30, 2023, two customers represented 50% and 11% of revenue, net.

As of December 31, 2022, two Media Buyer represented for 67% and 20% of accounts receivable. As of December 31, 2022, two Media Sellers represented of 61% and 8% of accounts payable.

For the six months ended June 30, 2022 one customer represented 88% of revenue, net.

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

March 31, 2022	$485,065
June 30, 2022	339,423
September 30, 2022	124,987
December 31, 2022	374,830
March 31, 2023	138,037
June 30, 2023	88,977

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

$1,970,000 of 2023B Convertible Note Payable were sold and the note offering was closed.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2023.

Person	Capacity	Date

/s/ Christopher Hogan	Interim Chief Executive Officer,	August 14, 2023
Christopher Hogan	President and Chief Operating Officer
(Principal Executive Officer)

/s/ William Feldman	Chief Financial Officer and Treasurer	August 14, 2023
William Feldman	(Principal Financial and Accounting Officer)