Form 10-Q/A
period 2023-03-31
NYIAX, INC.
filed 2023-09-05
CIK 1679379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-41626

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

As of June 30, 2023 there were 13,561,499 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

NYIAX, Inc. (“the Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Original Form 10-Q”), which was originally filed with the Securities and Exchange Commission (“SEC”) on July 20, 2023 (the “Original Filing Date”) to:

●	restate the Company’s unaudited condensed statements of cash flows for the three month period ended March 31, 2023,

●	Decrease net cash used in operating activities for the three-month period ended March 31, 2023 of $848,531. Net cash used in operating activities decreased from $1,388,704 to $540,173 reflecting a restated deferred offering cost write-off from cash flows from financing to cash flows from operating activities,

●	Decrease net cash provided by financing activities for the three-month period ended March 31, 2023 of $848,531. Net cash provided by financing activities decreased from $1,048,431 to $200,000 reflecting a restated deferred offering cost write-off from cash flows from financing to cash flows from operating activities,

●	revise the disclosure of note 7, subsequent events / threatened litigation as to clarify why the Company disputes the amounts owed to Boustead, and

●	amend related disclosures in Management’s Discussion and Analysis of financial condition and results of operations related to (i) the condensed statements of cash flows for the three month period ended March 31, 2023, (ii) the deferred offering cost write-off and (iii) expound upon the explanations related to the decrease in net revenue, and

Accordingly, the above items are reflected in this Amended Form 10-Q/A to amend Part I, Item 1 (“Financial Statements”), and Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

For the convenience of the reader, the Quarterly Report on Form 10-Q/A sets forth the Original Filing, as amended, in its entirety. This Amended Form 10-Q/A also includes currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amended Form 10-Q has not modified or updated the information in the Original Form 10-Q, except as necessary to reflect the effects of the restatement, which took into consideration subsequent information about conditions that existed at June 30, 2023. This Amended Form 10-Q continues to speak as of the dates described herein, and the disclosures contained in the Original Form 10-Q do not reflect any events that occurred subsequent to the Original Filing Date.

Information not affected by the restatement is unchanged and reflects the disclosures made as of the Original Filing Date. In particular, forward-looking statements included in this Amended Form 10-Q that have not been affected by the restatement represent management’s views as of the Original Filing Date. Such forward-looking statements should not be assumed to be accurate as of any future date. Accordingly, this Amended Form 10-Q should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amended Form 10-Q.

The financial information previously disclosed in the Company’s unaudited interim condensed consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q for the six months ended June 30, 2023 and 2022, filed on August 14, 2023, should not be relied upon.

i

part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NYIAX, Inc.
Condensed Balance Sheets

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets
Cash	452,164	792,337
Accounts receivable, net	743,932	1,972,034
Prepaid expenses and other current assets	5,000	92,497
Total current assets	1,201,096	2,856,868
Capitalized software development costs, net	344,012	393,157
Property, plant and equipment, net	3,115	3,519
Operating lease right-of-use asset	358,558	395,470
Deferred Offering Costs		848,531
Security deposit	74,068	74,068
Total assets	$1,980,849	$4,571,613

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$4,811,486	$4,841,046
Convertible notes payable, net of deferred debt discounts of $214,265 as of December 31, 2022		2,355,735
Accrued Payment-In-Kind Interest		71,614
Operating lease obligations, current portion	165,699	162,503
Total current liabilities	4,977,185	7,430,897

Long-term liabilities
Operating lease obligations, net of current maturities	225,708	268,385
Note payable – stockholder	100,500	100,500
Total long-term liabilities	326,208	368,885
Total liabilities	5,303,394	7,799,782

Shareholders’ equity (deficit)

Common stock $0.0001 par value, 125,000,000 common shares authorized; 13,561,499 and 12,370,002 common shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively.	1,356	1,237
Preferred shares: 10,000,000 authorized, none outstanding, par value $0.0001 per share
Additional Paid in Capital	52,916,936	50,023,446
Accumulated deficit	(56,240,837)	(53,252,852)
Total shareholders’ (deficit) equity	(3,322,545)	(3,228,169)
Total liabilities and shareholders’ (deficit) equity	$1,980,849	$4,571,613

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc.
Condensed Statements of Operations

	March 31, 2023	March 31, 2022
	(unaudited)	(restated and unaudited)
Revenue, Net	$138,037	$485,065
Cost of sales	222,421	288,281
Gross margin (deficit)	(84,384)	196,784
Operating expenses
Technology and development	398,851	358,298
Selling, general and administrative	1,547,831	2,931,060
Deferred offering cost write-off	848,531
Depreciation and amortization	405	1,235

Total operating expenses	2,795,618	3,290,593
Loss from operations	(2,880,002)	(3,093,809)
Other (income) expenses
Interest expense	107,983	695,834
Total other (income) expenses	107,983	695,834
Loss before provision for income taxes	(2,987,985)	(3,789,643)
	-	—
Net loss	(2,987,985)	(3,789,643)
Net loss per share – basic and diluted	$(0.23)	$(0.37)
Weighted average number of common shares outstanding – basic and diluted	13,157,111	10,359,385

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
(restated and unaudited)

	Common Stock		Additional
	Shares Outstanding	Amount	Paid in Capital	Accumulated Deficit	Total
Balance – January 1, 2022	10,243,442	$1,024	$38,089,295	$(42,110,073)	$(4,019,754)
Share-based compensation			969,511		969,511
Deemed Dividend from Inducement to Exercise Warrants	-	-	28,600	(28,600)	-
Issuance of common stock pursuant to exercise of warrants	224,693	22	1,225,788		1,225,810
Net Loss				(3,789,643)	$(3,789,643)
Balance – March 31, 2022	10,468,135	$1,046	$40,313,194	$(45,928,316)	$(5,614,076)

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc.
Condensed Statements of Cash Flows

	March 31, 2023	March 31, 2022
	(restated and unaudited)	(restated and unaudited)
Cash flows from operating activities
Net loss	$(2,987,985)	$(3,789,643)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	49,551	63,514
Operating lease right-of-use asset	(2,569)
Accrued PIK Interest	99,287	179,409
Debt discount amortization	8,706	516,425
Share based compensation	158,267	969,511
Deferred offering cost write-off, net	848,531	-

Change in operating assets and liabilities:
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,228,102	994,228
Prepaid expense	87,497	(340,187)
Increase (decrease) in:	-
Accounts payable and accrued expenses	(29,560)	(1,164,183)

Total adjustments	2,447,812	1,218,717

Net cash used in operating activities	(540,173)	(2,570,926)

Cash flows from financing activities
Proceeds from convertible notes payable	200,000	-
Proceeds from issuance of common stock pursuant to exercise of warrants		1,225,810

Net cash provided by financing activities	200,000	1,225,810

Net increase (decrease) in cash and cash equivalents	(340,173)	(1,345,116)

Cash and cash equivalents - Beginning of period	792,337	3,387,200

Cash and cash equivalents - End of period	$452,164	$2,042,084

Supplemental disclosures of non-cash flow investing and financing activities:

Conversion of convertible note payable and accrued interest to common shares	2,719,342
Deemed Dividend from Inducement to Exercise Warrants		28,600

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three months period ended March 31, 2023 (restated and unaudited)

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

For the three months ended March,31 2023, the Company’s operations lost approximately $3.0 million of which approximately $1.2 million were non-cash expenses, including approximately $849,000 related to the write-off of deferred offering costs.

The Company generated negative cash flows from operations of approximately $540,000 for the three months ended March 31, 2023 (restated). Historically, the Company’s liquidity needs have been met by the sale of common shares, the issuance of common shares through the exercise of warrants, and sale convertible note payable.

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

Note 2 — Restatements

For the three months ended March 31, 2022, the Company restated its results due to the following correction of errors.

A.	For the three months ended March 31, 2022, it was determined that the Company did not properly account for its agreement with its advisor. The advisor agreement, as discussed in note 4, Commitments and Licensing Fee, required the Company to compensate its advisor for financing transactions, including initial public offering and pre-initial public offering financings in the form of a cash commission and warrants and for various out-of-pocket costs. As previously reported, the Company did not record these expenses.

For the period ending March 31, 2022, the effects of recording the advisor agreement in 2021 were as follows:

a)	Interest expense increased by $139,439 due to the amortization of the deferred debt discounts relating to the Company’s 2021 convertible notes offerings.

b)	Selling Agent and Advisor warrants issuable to advisor has increased for the estimated number of warrants, 78,292.

c)	The impact on EPS loss was to increase the EPS loss from $(0.35) to $(0.37), or by $(0.02).

B.	For the three months ended March 31, 2022, the Company re-evaluated the classifications of the statement of operation and restated the expenses on the statement of operations in accordance with Rule 5-03(b) of Regulation S-X. As a result of this re-evaluation:

●	Employee expenses, including share-based compensation were allocated to

a.	cost of sales,

b.	technology and development, and

c.	sales, general and administrative, and

●	Amortization of the capitalized software development costs was allocated to cost of sales.

●	There was no effect on loss from operations, other (income) expenses, net loss or net loss per share.

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

D.	The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As Previously reported	Adjustments, net	Restated Amounts

Statements of Shareholders’ Equity (Deficit) as of March 31, 2022

Additional Paid in Capital	39,170,551	1,114,043	40,284,594

Retained earnings	(44,513,616)	(1,386,102)	(45,899,718)

Total shareholders’ (deficit)	(5,342,019)	(272,059)	(5,614,078)

Amount of selling agent and advisor warrants	260,361	191,169	69,192

Statement of Operations for the period March 31, 2022

Net revenues	485,065		485,065
Cost of Sales	-	-	-
Cost of Sales	-	(288,281)	(288,281)
Gross Margin	485,065		773,346

Operating expenses
Technology and development	230,865	127,433	358,298
Selling, general and administrative	2,328,120	602,940	2,931,060
Depreciation and amortization	50,380	(49,145)	1,235
Share-based compensation	969,510	(969,511)

Total operating expenses	3,578,875	(288,282)	3,290,594

Interest expense	556,395	139,439	695,834
Loss before provision for income taxes	(3,650,205)	(139,440)	(3,789,643)
	-	-	-
Provision for income taxes	-	-	-
	-	-	-
Net loss	(3,650,205)	(139,440)	(3,789,643)

Net loss per share – basic and diluted	(0.35)	(0.02)	(0.37)

Statements of Cash Flows for three month period ended March 31, 2022

Cash flows from operating activities
Net loss	(3,650,204)	(139,441)	(3,789,643)
Adjustments to reconcile net income to net cash
provided by operating activities:
Debt discount amortization	376,986	139,439	516,425

Restatement for the Period ended March 31, 2023

A.	Restatement of Condensed Statement of Cash Flows for the Three Months Ended March 31, 2023

For the three months ended March 31, 2023, the Company had recorded deferred offering cost write-off in the statement of cash flows within the cash flows from financing activities. Subsequently, the Company concluded that in accordance with ASC 230-10-50, the deferred offering cost write-off should be reflected within cash flows from operating activities.

As a result, the Company is filing this Amended Form 10-Q/A to amend Part 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to reflect the following:

Decrease net cash used in operating activities for the three-month period ended March 31, 2023 of $848,531. Net cash used in operating activities decreased from $1,388,704 to $540,173 reflecting a restated deferred offering cost write-off from cash flows from financing to cash flows from operating activities.

Decrease net cash provided by financing activities for the three-month period ended March 31, 2023 of $848,531. Net cash provided by financing activities decreased from $1,048,431 to $200,000 reflecting a restated deferred offering cost write-off from cash flows from financing to cash flows from operating activities.

The table below summarizes the effects of the restatement of the Condensed Statement of Cash Flows for the Three Months Ended March 31, 2023:

	As Previously	Adjustments,	Restated
	reported	net	Amounts
Condensed Statement of Cash Flows for three-month period ended March 31, 2023
Cash flows from operating activities
Net loss	(2,987,985)		(2,987,985)
Adjustments to reconcile net loss to net cash			-
Deferred offering cost write-off, net		848,531	848,531
Net cash (used) in operating activities	(1,388,704)	848,531	(540,173)

Cash flows from financing activities
Deferred offering cost write-off, net	848,531	(848,531)	-
Net cash (used) provided by financing activities	1,048,531	(848,531)	200,000

Net increase (decrease) in cash and cash equivalents	(340,173)		(340,173)

Cash and cash equivalents - Beginning of period	792,337		792,337

Cash and cash equivalents - End of period	452,164		452,164

B.	Revision to the disclosure of note 7, threatened litigation

The Company restated the disclosure note 7, subsequent events / threatened litigation, to clarify why the Company disputes the amounts owed to Boustead, the previous underwriter.

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

Note 7 — Subsequent Events (restated)

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

During the time the Company was engaged with Boustead with respect to the IPO, the Company raised approximately $10.0 million in private transactions. Based on the formula in the Engagement Letter, the commissions on such amount were approximately $588,000, which has been acknowledged by Boustead and is accrued in our Financial Statements as of June 30, 2023. Additionally, the Company issued Boustead 23,538 warrants to purchase NYIAX common stock at a per share exercise price of $4.00. The amounts above exclude approximately $158,000 in cash commissions and 68,950 warrants to purchase NYIAX common stock at a per share exercise price of $2.00 on 2023B Convertible Note which commenced in April 2023 for which Boustead was given a right of first refusal and did not exercise to participate in the Convertible Note offering.

In the event that there is a determination that the Engagement Letter has not expired or that Boustead is entitled to commissions if the Company completes its public offering with another underwriter, we believe that the maximum amount of such commissions based on the commission formula would be approximately $560,000 in cash commissions and 122,500 warrants to purchase NYIAX common stock at a per share exercise price of $4.00 which assumes that purchasers of the Company’s shares were investors in the prior offerings during the term of the Engagement Letter or which became aware of the Company or known to the Company during twelve months following the termination or expiration of the Engagement Letter.

The Company intends to vigorously defend positions regarding the payment of any commissions to Boustead, however there can be no assurances that the Company contentions and affirmative defenses in response to claims by Boustead for any commissions will be successful in the event that the issue of termination and the entitlement and amount of commissions are contested by Boustead under the Engagement Letter in a court of law or arbitration or if the matter is otherwise mutually agreed to by the Company and Boustead.

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

Restatement:

For the three months ended March 31, 2022, the Company restated its results due to the following correction of errors.

A.	For the three months ended March 31, 2022, it was determined that the Company did not properly account for its agreement with its advisor. The advisor agreement, as discussed in note 4, Commitments and Licensing Fee, required the Company to compensate its advisor for financing transactions, including initial public offering and pre-initial public offering financings in the form of a cash commission and warrants and for various out-of-pocket costs.

B.	For the three months ended March 31, 2022, the Company re-evaluated the classifications of the statement of operation and restated the expenses on the statement of operations in accordance with Rule 5-03(b) of Regulation S-X. As a result of this re-evaluation:

Restatement of Condensed Statement of Cash Flows for the Three Months Ended March 31, 2023

A.	For the three months ended March 31, 2023, the Company had recorded deferred offering cost write-off in the statement of cash flows within the cash flows from financing activities. Subsequently, the Company concluded that in accordance with ASC 230-10-50, the deferred offering cost write-off should be reflected within cash flows from operating activities.

As a result, the Company is filing this Amended Form 10-Q/A to amend Part 1. “Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” to reflect the following:

Decrease net cash used in operating activities for the three-month period ended March 31, 2023 of $848,531. Net cash used in operating activities decreased from $1,388,704 to $540,173 reflecting a restatement of deferred offering cost write-off from cash flows from financing to cash flows from operating activities.

Decrease net cash provided by financing activities for the three-month period ended March 31, 2023 of $848,531. Net cash provided by financing activities decreased from $1,048,431 to $200,000 reflecting a restatement of deferred offering cost write-off from cash flows from financing to cash flows from operating activities.

B.	Revision to the disclosure of note 7, threatened litigation

The Company restated the disclosure note 7, subsequent events / threatened litigation, to clarify why the Company disputes the amounts owed to Boustead, the previous underwriter.

Details of the restatement are included in Note 2 — Restatement to the financial statements.

Details of the restatement are included in the Unaudited Condensed Financial Statements for the three-months ended March 31, 2023 in Note 2 — Restatement to the financial statements.

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

Management’s Plans

NYIAX management’s plans for developing operations and generating substantive revenues and gross margins will require the following:

1.	NYIAX has completed the development the initial platform.

2.	The NYIAX sales team has been signing up Media Sellers and Media Buyers.

3.	NYIAX is currently building out its sales organization. Currently, we have entered into four master service agreements with media buyer organizations, such as advertising agencies that represent a number of brands.

4.	NYIAX expects that based upon this plan that it would not be able to realize substantive revenues until approximately I year from the IPO, or possibly later, depending on investment spend, later.

5.	NYIAX recognizes that its business will require substantial scale in order to achieve profitability. The Company expects that there will be substantial sales, marketing and continued engineering and development costs to generate revenue and maintain the platform. As such, the Company will need to generate revenues at scale in order to become profitable. NYIAX is estimating that it would not be profitable until at least twelve months from investing into a substantial sales team. Current estimates reflect conditions the Company expects to exist, the course of action the Company expects to take, as the current estimates incorporate internal data, historical data, and financial models, all of which are unproven.

Results of Operations For Three Months Ended March 31, 2023 and 2022 (restated)

		Restated
	For the	For the
	Three-Month Period	Three-Month Period
	Ended	Ended
	March 31,	March 31,
	2023	2022
Revenue, net	138,037	485,065
Cost of sales	222,421	288,281
Gross margin (deficit)	(84,384)	196,784
Operating expenses
Technology and development	398,851	358,298
Selling, general and administrative	1,547,831	2,931,060
Deferred offering cost write-off	848,531
Depreciation and amortization	405	1,235
Total operating expenses	2,795,618	3,290,593
Loss from operations	(2,880,002)	(3,093,810)
Other (income) expenses
Interest and debt expense	107,983	695,834
Total other (income) expenses	107,983	695,834
Loss before provision for income taxes	(2,987,985)	(3,789,643)
Net loss	(2,987,985)	(3,789,643)
Net loss per share - basic and diluted	(0.23)	(0.37)
Weighted average number of common shares outstanding - basic and diluted	13,157,111	10,359,385

Net Revenue

For the three months ended March 31, 2023, compared to the three months ended March 31, 2022 (restated) net revenue decreased to $138,037 from $485,065, or $347,028. The decrease in revenue is related primarily to a decrease in the number of new business development headcount pursuing business. Revenue is dependent upon the cumulative effort of business development employees driving revenue relationships to the Company. The Company does not currently have a book of repeatable business and as such revenue is substantially dependent upon business development headcount driving relationships and new transactions.

For the three months ended March 31, 2023, the Company was compensated for the completion of 170 Media Contracts with average compensation of $812 per Media Contract. For the three months ended March 31, 2022, the Company was compensated for the completion of 134 Media Contracts with average compensation of $3,620 per Media Contract. The decrease in the average compensation relates to the Company executing more contracts at a lower commission rates and lower total contract value. Publishers compensate the Company at variable rates; lower commission rates resulted from a mix of publishers with lower negotiated rates. The total contract values decreased from lack of activation of several contracts with certain publishers.

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

Technology and Development

For the three months ended March 31, 2023, compared to the three months ended March 31, 2022 (restated), technology and Development decreased to $398,851 from $358,298, or $40,553 (10%). The Company’s technology and development decreased due to expense reductions at the Company, including limited staffing reductions.

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

Deferred Offering Cost Write-off

The Company’s policy is to defer the recognition of deferred offering costs pursuant to the Codification of Staff Accounting Bulletins, Topic 5: Miscellaneous Accounting A. Expenses of Offering. Such deferred offering costs would be recorded as an offset to proceeds upon the consummation of the offering. Deferred offering costs would be charged to expense when and if it is determined that the offering will not be consummated.

As of December 31, 2022, $848,531 of deferred offering costs were recorded on the balance sheet in connection with a proposed offering. On February 14, 2023, the Registration Statement on Form S-1 filed by the Company with the Securities and Exchange Commission was declared effective by the SEC. In March, 2023, the Company’s then current financial advisor, representative and lead underwriter for the offering, Boustead Securities LLC (“Boustead”), informed the Company of its decision not to proceed with pricing of the Company’s Offering. Boustead terminated its involvement in the offering. As such, during the three months ended 2023, we recorded a charge of $848,531 to fully write off the deferred offering costs related to the above referenced offering.

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

For the three months ended March 31, 2023 (restated) and the three months ended March 31, 2022 (restated) net cash used in operating activities was $540,173 and $2,570,926, respectively.

For the three months ended March 31, 2023 (restated), the net cash used was principally on account of the net loss of $2,987,985 less share-based compensation of $158,267, deferred offering cost write-off of $848,531, debt discount amortization $8,706, accrued P-I-K interest $99,287 and depreciation and amortization $49,551, decrease in accounts receivable of $1,228,102 and an increase in prepaid expenses $87,497, partially offset by decrease in accounts payable of $29,560.

For the three months ended March 31, 2022 (restated) , the net cash used was principally on account of the net loss of $3,789,643 less share-based compensation of $969,511, debt discount amortization of $516,425, increase in accounts receivable of $994,228, partially offset by increase in accounts payable of $1,164,183.

Net cash provided by financing activities three months ended March 31, 2023(restated) and the three months ended March 31, 2022 (restated), were $200,000 and $1,225,810, respectively.

For the three months ended March 31, 2023 (restated), the net cash provided by financing activities was from sales of convertible notes payable of $200,000.

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

For the three months ended March,31 2023 (restated) , the Company’s operations lost approximately $3.0 million of which approximately $1.2 million were non-cash expenses, including $     approximately $849,000 related to the write-off of deferred offering costs. The Company generated negative cash flows from operations of approximately $540,000 for the three months ended March 31, 2023 (restated).

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

Due to these factors, substantial doubt exists regarding the Company’s ability to continue as a going concern through twelve months from the issuance date of these the financial statements. Management has taken the steps to reduces the losses significantly by curtailing certain aspects of its operations or expansion activities. The financial statements for the period ended March 31, 2023 (restated), do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2022 and March 31, 2023, material weaknesses exist in the Company’s internal control over financial reporting and disclosures. These weaknesses are that the Company was unable to provide a timely financial reporting package in connection with the year end audits and quarterly reviews. In addition, the Company identified material weaknesses in the revenue recognition process, expense reimbursement controls as well as errors over financial reporting which required the Company to restate its condensed statement of cashflows for the periods ended March 31, 2023, and its prior years financial statements. These errors related to material adjustments over the Company’s accounting of deferred offering cost, debt discount, share-based payment awards and related disclosures. This was primarily the results of the Company’s lack of documentation of internal control in place, limited accounting personnel and lack of segregation of duties. Because of continued material weaknesses in our internal control over the completeness of contract recording and accounting personnel that lack experiences in SEC reporting regulation. Additionally, for the year ended December 31, 2022, there were material weaknesses identified in the Company’s Information Technology General Controls (“ITGCs”). The control deficiencies identified were over the design of internal controls surrounding user access security, and change management for the Company’s internally developed applications and external financial-based software used by the Company. These deficiencies were in regards to user access provisioning, terminations, user access review, change management, segregation of duties of developers and migrators. The Company’s ITGCs were not designed and not operating effectively to ensure (i) appropriate segregation of duties were in place to perform program changes and (ii) activities of individuals with access to modify data and make program changes not being appropriately monitored.  These control deficiencies aggregated to a Material Weakness for Information Technology General Controls for absence and limited or no presence of compensating IT Controls that mitigate the risk associated with the IT deficiencies. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on September 1, 2023.

Person	Capacity	Date

/s/ Christopher Hogan	Interim Chief Executive Officer, President and	September 1, 2023
Christopher Hogan	Chief Operating Officer
(Principal Executive Officer)

/s/ William Feldman	Chief Financial Officer and Treasurer	September 1, 2023
William Feldman	(Principal Financial and Accounting Officer)