Form 10-Q/A
period 2023-06-30
NYIAX, INC.
filed 2023-09-05
CIK 1679379

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

EXPLANATORY NOTE

NYIAX, Inc. (“the Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amended Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the “Original Form 10-Q”), which was originally filed with the Securities and Exchange Commission (“SEC”) on August 14, 2023 (the “Original Filing Date”) to:

●	restate the Company’s unaudited condensed statements of cash flows for the six month period ended June 30, 2023,

●	Decrease net cash used in operating activities for the six month period ended June 30, 2023 of $848,531. Net cash used in operating activities decreased from $2,668,841 to $1,820,310 reflecting a restatement of deferred offering cost write-off from cash flows from financing activities to cash flows from operating activities,

●	Decrease net cash provided by financing activities for the six month period ended June 30, 2023 of $848,531. Net cash provided by financing activities decreased from $3,018,531 to $2,170,000 reflecting a restatement of deferred offering cost write-off from cash flows from financing activities to cash flows from operating activities.,

●	revise the disclosure of note 7 (previous note 6) Threatened Litigation as to clarify why the Company disputes the amounts owed to Boustead, and

●	amend related disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations related to (i) the condensed statements of cash flows for the six month period ended June 30, 2023, (ii) address the deferred offering cost write-off, and (iii) expound upon the explanations related to the decrease in net revenue.

Accordingly, the above items are reflected in this Amended Form 10-Q/A to amend Part I, Item (“Financial Statements”), and Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

For convenience of the reader, the Quarterly Report on Form 10-Q/A sets forth the Original Form 10-Q, as amended, in its entirety. This Amended Form 10-Q/A also includes currently-dated certifications from the Company’s Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amended Form 10-Q/A has not modified or updated the information in the Original Form 10-Q, except as necessary to reflect the effects of the restatement, which took into consideration subsequent information about conditions that existed at June 30, 2023. This Amended Form 10-Q/A continues to speak as of the dates described herein, and the disclosures contained in the Original Form 10-Q do not reflect any events that occurred subsequent to the Original Filing Date.

Information not affected by the restatement is unchanged and reflects the disclosures made as of the Original Filing Date. In particular, forward-looking statements included in this Amended Form 10-Q/A that have not been affected by the restatement represent management’s views as of the Original Filing Date. Such forward-looking statements should not be assumed to be accurate as of any future date. Accordingly, this Amended Form 10-Q/A should be read in conjunction with our subsequent filings with the SEC, as information in such filings may update or supersede certain information contained in this Amended Form 10-Q/A.

The financial information previously disclosed in the Company’s unaudited interim condensed consolidated financial statements previously included in the Company’s Quarterly Reports on Form 10-Q for the six months ended June 30, 2023 and 2022 filed August 14, 2023 should not be relied upon.

Table of Contents

Page

PART I- FINANCIAL INFORMATION	1
Item 1:	1
Unaudited Condensed Financial Statements for the Six Months Ended June 30, 2023 (unaudited) and Year Ended December 31, 2022	1
Condensed Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	1
Condensed Statements of Operations for the three and six-month period ended June 30, 2023 (unaudited) and June 30, 2022 (unaudited)	2
Condensed Statements of Shareholders’ (Deficit) Equity for the three-and six month periods ended June 30, 2023 (unaudited) and June 30, 2022 (unaudited)	3
Condensed Statements of Cash Flows for the six-month period ended June 30, 2023 (restated and unaudited) and June 30, 2022 (unaudited)	5
Notes to Condensed Financial Statements (restated and unaudited)	6
Item 1A Cautionary Note Regarding Forward-Looking Statements and Risk Factors	33
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3: Quantitative and Qualitative Disclosures About Market Risk	32
Item 4: Controls and Procedures	32
PART II - OTHER INFORMATION	33
Item 1: Legal Proceedings	33
Item 1A: Risk Factors	33
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3: Defaults Upon Senior Securities	43
Item 4: Mine Safety Disclosures	43
Item 5: Other Information	43
Item 6: Exhibits	44
SIGNATURES	45

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

NYIAX, Inc.

Condensed Statements of Operations

For the Period Ended

(unaudited)

	Three Months		Six Months
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue, Net	$88,977	$339,423	$227,014	$824,488
Cost of sales	168,222	257,133	390,643	545,414
Gross margin (deficit)	$(79,245)	$82,290	$(163,629)	$279,074
Operating expenses
Technology and development	$288,811	$470,043	$687,662	$828,341
Selling, general and administrative	1,583,324	1,614,437	3,131,155	4,545,498
Deferred offering cost write-off	-	-	848,531	-
Depreciation and amortization	405	535	810	1,770
Total operating expenses	$1,872,540	$2,085,015	$4,668,158	$5,375,609
Loss from operations	$(1,951,785)	$(2,002,725)	$(4,831,787)	$(5,096,535)
Other (income) expenses
Interest expense	339,498	475,897	447,481	1,171,730
Total other (income) expenses	$339,498	$475,897	$447,481	$1,171,730
Loss before provision for income taxes	$(2,291,283)	$(2,478,622)	$(5,279,268)	$(6,268,265)
Net loss	$(2,291,283)	$(2,478,622)	$(5,279,268)	$(6,268,265)
Net loss per share – basic and diluted	$(0.17)	$(0.22)	$(0.40)	$(0.58)
Weighted Average O/S Shares-basic and diluted	13,561,499	11,240,279	13,359,305	10,799,832

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

NYIAX, Inc.

Condensed Statements of Cash Flows

For the Six Months Ended

(unaudited)

	June 30, 2023 (restated)	June 30, 2022
Cash flows from operating activities
Net loss	(5,279,268)	(6,268,265)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	99,102	100,059
Operating lease right-of-use asset	(5,138)	11,455
Accrued PIK Interest	126,252	301,515
Debt discount amortization	321,247	870,333
Share-based compensation	307,734	1,382,721
Bad debt expense	106,959
Deferred offering cost write-off	848,531
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,759,028	1,113,987
Prepaid expense	87,497	(252,787)
Security deposit
Increase (decrease) in:
Accounts payable and accrued expenses	(192,254)	(678,100)
Total adjustments	3,458,958	2,849,183
Net cash used in operating activities	(1,820,310)	(3,419,082)

Net cash used in investing activities
Acquisition of Fixed Assets		(2,061)
Net cash used in investing activities		(2,061)

Cash flows from financing activities
Proceeds from convertible notes payable, net of cash discount	2,170,000	—
Forgiveness of stockholder payables		(510,000)
Proceeds from issuance of common stock pursuant to exercise of warrants		1,285,832
Deferred offering cost	—	(242,000)
Net cash provided by financing activities	2,170,000	533,832

Net increase (decrease) in cash and cash equivalents	349,690	(2,887,311)

Cash and cash equivalents – Beginning of period	792,337	3,387,200

Cash and cash equivalents – End of period	1,142,027	499,889

Supplemental disclosures of cash flow information:

Supplemental disclosures of non-cash flow investing and financing activities:
Deferred debt discount on convertible note payable	$720,975
Conversion of convertible notes payable and accrued interest to common shares	$2,719,342	$7,919,007
Deemed Dividend from Inducement to Exercise Warrants		$28,600

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the six months period ended June 30, 2023 (restated and unaudited)

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

For the six months ended June 30, 2023, the Company’s operations lost approximately $5.3 million. The Company generated negative cash flows from operations of approximately $1.8 million for the six months ended June 30, 2023 (restated) of which approximately 1.8 million were non-cash expenses, plus approximately $849,000 related to the write-off of deferred offering costs included in net cash used in financing activities.

As of June 30, 2023, NYIAX had total current assets of approximately $1.3 million, of which approximately $1.1 million was cash and total current liabilities of approximately $6.4 million of which approximately $1.6 million was convertible notes payable and accrued payment in kind interest payable in the Company’s common shares.

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

Note 2 — Restatement

A.	Statement of Condensed Cash Flows for the Six Months Ended June 30, 2023

The Company has restated the cash flows for the six months ended June 30, 2023.

For the six months ended June 30, 2023, the Company had recorded deferred offering cost write-off in the statement of cash flows within the cash flows from financing activities. Subsequently, the Company concluded that in accordance with ASC 230-10-50, the deferred offering cost write-off should be reflected within cash flows from operating activities.

As a result, the Company is filing this Amended Form 10-Q/A to amend Part I, Item 1 (“Financial Statements”), and Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), to reflect the following:

Decrease net cash used in operating activities for the six month period ended June 30, 2023 of $848,531.  Net cash used in operating activities decreased from $2,668,841 to $1,820,310 reflecting a restatement of deferred offering cost write-off from cash flows from financing activities to cash flows from operating activities.

Decrease net cash provided by financing activities for the six month period ended June 30, 2023 of $848,531. Net cash provided by financing activities decreased from $3,018,531 to $2,170,000 reflecting a restatement of deferred offering cost write-off from cash flows from financing activities to cash flows from operating activities.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

	As Previously	Adjustments,	Restated
	reported	net	Amounts
Condensed Statement of Cash Flows for six-month period ended June 30, 2023

Cash flows from operating activities
Net loss	(5,279,268)		(5,279,268)
Adjustments to reconcile net loss to net cash used by operating activities:
Deferred offering cost write-off		848,531	848,531
Total adjustments	2,610,427	848,531	3,458,958
Net cash used in operating activities	(2,668,841)	848,531	(1,820,310)

Cash flows from financing activities
Deferred offering cost write-off	848,531	(848,531)
Net cash provided by financing activities	3,018,531	(848,531)	2,170,000

Net increase (decrease) in cash and cash equivalents	349,690		349,690

Cash and cash equivalents – Beginning of period	792,337		792,337

Cash and cash equivalents – End of period	1,142,027		1,142,027

B.	Revision to the disclosure of note 7, threatened litigation

The Company restated the disclosure note 7, threatened litigation, to clarify why the Company disputes the amounts owed to Boustead, the previous underwriter.

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

Note 6 — Related Party Transactions

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

Note 7 — Threatened Litigation (restated)

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

During the time the Company was engaged with Boustead with respect to the IPO, the Company raised approximately $10.0 million in private transactions. Based on the formula in the Engagement Letter, the commissions on such amount were approximately $588,000, which has been acknowledged by Boustead and is accrued in our Financial Statements as of June 30, 2023. Additionally, the Company issued Boustead 23,538 warrants to purchase NYIAX common stock at a per share exercise price of $4.00. The amounts above exclude approximately $158,000 in cash commissions and 68,950 warrants to purchase NYIAX common stock at a per share exercise price of $2.00 on 2023B Convertible Note which commenced in April 2023 for which Boustead was given a right of first refusal and did not exercise the right to participate in the 2023B Convertible Note offering.

In the event that there is a determination that the Engagement Letter has not expired or that Boustead is entitled to commissions if the Company completes its initial public offering with another underwriter, we believe that the maximum amount of such commissions based on the commission formula in the Engagement Letter would be approximately $560,000 in cash commissions and 122,500 warrants to purchase NYIAX common stock at a per share exercise price of $4.00 which assumes that purchasers of the Company’s shares were investors in the prior offerings during the term of the Engagement Letter or became aware of the Company or known to the Company during twelve months following the termination or expiration of the Engagement Letter.

The Company intends to vigorously defend its positions regarding the payment of any commissions to Boustead, however there can be no assurances that the Company’s contentions and affirmative defenses in response to claims by Boustead for any commissions will be successful in the event that the issue of Engagement Letter termination and the entitlement to, and amount of, commissions pursuant to the Engagement Letter are contested by Boustead in a court of law or arbitration or if the matter is otherwise settled by the Company and Boustead.

There can be no assurance that Boustead will not initiate a lawsuit to recover the amounts it claims are owed and any such litigation could impede our ability to complete an IPO and could negatively affect our financial condition. In addition, there can be no assurance that the Company would prevail in any lawsuit it commences against Boustead.

Note 8 — Subsequent Events

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

Results of Operations For Three Months Ended June 30, 2023 and 2022

(unaudited)

	For the	For the
	Three-Months	Three-Months
	Ended	Ended
	June 30	June 30
	2023	2022
Revenue, net	88,977	339,423
Cost of sales	168,222	257,133
Gross margin (deficit)	(79,245)	82,290
Operating expenses
Technology and development	288,811	470,043
Selling, general and administrative	1,583,324	1,614,437
Deferred Costs Write off
Depreciation and amortization	405	535
Total operating expenses	1,872,540	2,085,015
Loss from operations	(1,951,785)	(2,002,725)
Other (income) expenses
Interest and debt expense	339,498	475,897
Total other (income) expenses	339,498	475,897
Loss before provision for income taxes	(2,291,283)	(2,478,622)
Net loss	(2,291,283)	(2,478,622)
Net loss per share - basic and diluted	(0.17)	(0.22)
Weighted average number of common shares outstanding - basic and diluted	13,561,499	11,240,279

Restatement:

The Company has restated the cash flows for the six months ended June 30, 2023 (restated).

For the six months ended June 30, 2023, the Company had recorded deferred offering cost write-off in the statement of cash flows within the cash flows from financing activities. Subsequently, the Company concluded that in accordance with ASC 230-10-50, the deferred offering cost write-off should be reflected within cash flows from operating activities.

As a result, the Company is filing this Amended Form 10-Q/A to amend Part I, Item 1 (“Financial Statements”), and Part I, Item 2 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), to reflect the following:

Decrease net cash used in operating activities for the six-month period ended June 30, 2023 of $848,531.  Net cash used in operating activities decreased from $2,668,841 to $1,820,310 reflecting a restatement of deferred offering cost write-off from cash flows from financing activities to cash flows from operating activities.

Decrease net cash provided by financing activities for the six-month period ended June 30, 2023 of $848,531. Net cash provided by financing activities decreased from $3,018,531 to $2,170,000 reflecting a restatement of deferred offering cost write-off from cash flows from financing activities to cash flows from operating activities.

The table below summarizes the effects of the restatement on the financial statements for all periods being restated:

Details of the restatement are included in the Unaudited Condensed Financial Statements for the Six-Months Ended June 30, 2023 in Note 2 — Restatement of Statement of Cash Flows for the Six Months Ended June 30, 2023.

Net Revenue

For the three months ended June 30, 2023, compared to the three months ended June 30, 2022, net revenue decreased to $ 88,977 from $ 339,423, or $250,426. The decrease in revenue is related primarily to a decrease in the number of new business development headcount pursuing business. Revenue is dependent upon the cumulative effort of business development employees driving revenue relationships to the Company. The Company does not currently have a book of repeatable business and as such revenue is substantially dependent upon business development headcount driving relationships and new transactions.

For the three months ended June 30, 2023, the Company was compensated for the completion of 163 Media Contracts with average compensation of $546 per Media Contract. For the three months ended June 30, 2022, the Company was compensated for the completion of 249 Media Contracts with average compensation of $1,363 per Media Contract. The decrease in the average compensation relates to the Company executing more contracts at a lower commission rates and lower total contract value. Publishers compensate the Company at variable rates; lower commission rates resulted from a mix of publishers with lower negotiated rates. The total contract values decreased from lack of activation of several contracts with certain publishers.

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

Share-Based Compensation

For the three months ended June 30, 2023 compared to the three months ended June 30, 2022 share-based compensation decreased to $ 149,467 from $413,211, or $263,744 due to the full vest of various new awards awarded in the three months ended June 30, 2022, partially offset by the completion of amortizing previous awards.

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

For the three months ended June 30, 2023 and the three months ended June 30, 2022, NYIAX did not have any income for tax purposes and therefore, no current tax liability or expense has been recorded in these financial statements.

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

Results of Operations For Six Months Ended June 30, 2023 and 2022

NYIAX, Inc.

Condensed Statements of Operations

(unaudited)

	For the Six-Months Ended June 30, 2023	For the Six-Months Ended June 30, 2022
Revenue, net	227,014	824,488
Cost of sales	390,643	545,414
Gross margin (deficit)	(163,629)	279,074
Operating expenses
Technology and development	687,662	828,341
Selling, general and administrative	3,131,155	4,545,498
Deferred Costs Write off	848,531	-
Depreciation and amortization	810	1,770
Total operating expenses	4,668,158	5,375,609
Loss from operations	(4,831,787)	(5,096,535)
Other (income) expenses
Interest and debt expense	447,481	1,171,730
Total other (income) expenses	447,481	1,171,730
Loss before provision for income taxes	(5,279,268)	(6,268,265)
Net loss	(5,279,268)	(6,268,265)
Net loss per share - basic and diluted	(0.40)	(0.58)
Weighted average number of common shares outstanding - basic and diluted	13,359,305	10,799,832

Net Revenue

For the six months ended June 30, 2023, compared to the six months ended June 30, 2022, net revenue decreased to $ 227,014 from $ 824,488, or $597,474. The decrease in revenue is related primarily to a decreased in the number of new business development headcount pursuing business. Revenue is dependent upon the cumulative effort of business development employees driving revenue relationships to the Company. The Company does not currently have a book of repeatable business and as such revenue is substantially dependent upon business development headcount driving relationships and new transactions.

For the six months ended June 30, 2023, the Company was compensated for the completion of 333 Media Contracts with average compensation of $682 per Media Contract. For the six months ended June 30, 2022, the Company was compensated for the completion of 383 Media Contracts with average compensation of $2,153 per Media Contract. The decrease in the average compensation relates to the Company executing more contracts at a lower commission rates and lower total contract value. Publishers compensate the Company at variable rates; lower commission rates resulted from a mix of publisher with lower negotiated rates. The total contract values decreased from lack of activation of several contracts with certain publisher.

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

Share-Based Compensation

For the six months ended June 30, 2023 compared to the six months ended June 30, 2022 share-based compensation decreased to $307,734 from $1,382,721, or $1,074,987 due to fully vested awards for board members, executive management and other new awards awarded in the six months ended June 30 2022, partially offset by the completion of amortizing previous awards.

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

For the six months ended June 30, 2023 (restated), the Company’s operations lost approximately $5.3 million. The Company generated negative cash flows from operations of approximately $1.8 million for the six months ended June 30, 2023 (restated) of which approximately $1.8 million were non-cash expenses, including approximately $849,000 related to the write-off of deferred offering costs.

As of June 30, 2023 (restated), NYIAX had total current assets of approximately $1.3 million, of which approximately $1.1 million was cash and total current liabilities of approximately $6.4 million of which approximately $1.6 million was convertible notes payable and accrued payment in kind interest payable in the Company’s common shares.

For the six months ended June 30, 2023 (restated) and the six months ended June 30, 2022 net cash used in operating activities was $(1,820,310) and $3,419,082 respectively.

For the six months ended June 30, 2023 (restated), the net cash used was principally on account of the net loss of $5,279,268 less share-based compensation of $307,734, deferred offering cost write-off of $848,531, debt discount amortization $321,247, accrued P-I-K interest $126,252 and depreciation, bad debt expense $106,959, and amortization $99,102, decrease in accounts receivable of $ 1,759,028 and an increase in prepaid expenses $87,497, partially offset by decrease in accounts payable of $192,254.

For the six months ended June 30, 2022, the net cash used was principally on account of the net loss of $6,268,265 less share-based compensation of $1,382,721, debt discount amortization of $870,333. Accrued PIK Interest of $301,515 increase in accounts receivable of $1,113,787, partially offset by decreases in accounts payable of $678,100 and prepaid expenses of $252,787.

Net cash provided by financing activities six months ended June 30, 2023 (restated) and the six months ended June 30, 2022, were $2,170,000 and $533,832, respectively. For the six months ended June 30, 2023 (restated), the net cash provided by financing activities was from sales of convertible notes payable of $2,170,000. For the six months ended June 30, 2022 the net cash provided by financing activities was from the proceeds from exercise of stock warrants in the amount of $1,225,810 and partially offset by forgiveness of stockholders of payables of $510,000 and deferred offering costs of $242,000.

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

Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of June 30, 2023, as material weaknesses exist in the Company’s internal control over financial reporting and disclosures. These weaknesses are that the Company was unable to provide a timely financial reporting package in connection with the year end audits and quarterly reviews. In addition, the Company identified material weaknesses in the revenue recognition process, expense reimbursement controls as well as errors over financial reporting which required the Company to restate its condensed statement of cashflows for the periods ended March 31, 2023 and June 30, 2023, and its prior years financial statements. These errors related to material adjustments over the Company’s accounting of deferred offering cost, debt discount, share-based payment awards and related disclosures. This was primarily the results of the Company’s lack of documentation of internal control in place, limited accounting personnel and lack of segregation of duties. Because of continued material weaknesses in our internal control over the completeness of contract recording and accounting personnel that lack experiences in SEC reporting regulation. Additionally, for the year ended December 31, 2022, there were material weaknesses identified in the Company’s Information Technology General Controls (“ITGCs”). The control deficiencies identified were over the design of internal controls surrounding user access security, and change management for the Company’s internally developed applications and external financial-based software used by the Company. These deficiencies were in regards to user access provisioning, terminations, user access review, change management, segregation of duties of developers and migrators. The Company’s ITGCs were not designed and not operating effectively to ensure (i) appropriate segregation of duties were in place to perform program changes and (ii) activities of individuals with access to modify data and make program changes not being appropriately monitored.  These control deficiencies aggregated to a Material Weakness for Information Technology General Controls for absence and limited or no presence of compensating IT Controls that mitigate the risk associated with the IT deficiencies. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

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

For the six months ended June 30, 2023 (restated), the Company’s operations lost approximately $5.3 million. The Company generated negative cash flows from operations of approximately $1.8 million for the six months ended June 30, 2023 of which approximately $1.8 million were non-cash expenses including approximately $849,000 related to the write-off of deferred offering costs included in net cash used in financing activities.

As of June 30, 2023, NYIAX had total current assets of approximately $1.3 million, of which approximately $1.1 million was cash and total current liabilities of approximately $6.4 million of which approximately $1.6 million was convertible notes payable and accrued payment in kind interest payable in the Company’s common shares.

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

Our revenue can vary greatly from period to period and it is dependent on several factors, including on our business development team and the Media Contracts. Our net revenue decreased sequentially quarter on quarter in 2022.

Our business is in the early stage and depends on the overall demand for digital advertising, the economic health of our current and prospective sellers and buyers and the on-boarding of new Media Contracts, which can vary greatly from period to period. We currently have only a limited number of buyers and sellers on our platform and need to increase the number of Media Contracts in order to increase our revenues. Obtaining new Media Contracts is dependent on several factors, including on our new business development (sales and representatives) team, which headcount has decreased from eleven at December 31, 2021 to three at December 31, 2022. (At March 31, 2021, the business development headcount was one and revenue for the three-month period ended March 31, 2021 was nil.). Additionally, the value of each Media Contracts varies dependent upon several factors, including size of the media buy and commission rates.

In addition, our revenue from quarter to quarter has decreased for the three quarters ended March 31, 2022, June 30, 2022 and September 30, 2022, and increased for the quarter ended December 31, 2022 as follows:

March 31, 2022	$485,065
June 30, 2022	339,423
September 30, 2022	124,987
December 31, 2022	374,830
March 31, 2023	138,037
June 30, 2023	88,977

There can be no assurance that we will be able to increase the number of Media Contracts, the value per Media Contract, or our overall revenue. In the event that we are unable to increase the number of Media Contracts and/or the value per Media Contract, on our platform, we will not be able to increase revenues and may be unable to continue in business.

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

Our inability to compete effectively could materially adversely affect our business and results of operations. Products or technologies developed by competitors that are larger and have more substantial research and development budgets, or that are smaller and more targeted in their development efforts, may render our products or technologies obsolete or noncompetitive. We also may be unable to market and sell our products if they are not competitive on the basis of price, quality, technical performance, execution, features, system compatibility, customized design, innovation, availability, delivery timing and/or reliability. If we fail to compete effectively on developing strategic relationships with customers, our sales and revenue may be materially adversely affected. Competitive pressures may limit our ability to transact business, raise prices, and any inability to maintain revenue or raise prices to offset increases in costs could have a significant adverse effect on our gross margins (deficits). Reduced sales, lower gross margins, or deficits, would materially adversely affect our business and results of operations.

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

Person	Capacity	Date

/s/ Christopher Hogan	Interim Chief Executive Officer,	September 1, 2023
Christopher Hogan	President and Chief Operating Officer
(Principal Executive Officer)

/s/ William Feldman	Chief Financial Officer and Treasurer	September 1, 2023
William Feldman	(Principal Financial and Accounting Officer)