Form 10-Q
period 2023-09-30
NYIAX, INC.
filed 2023-11-14
CIK 1679379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023 there were 15,561,499 shares of the registrant’s common stock, $0.0001 par value, issued and outstanding.

Table of Contents

		Page

PART I- FINANCIAL INFORMATION		1
Item 1:		1
	Condensed Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1
	Condensed Statements of Operations for the three and nine-month periods ended September 30, 2023 (unaudited) and September 30, 2022 (unaudited)	2
	Condensed Statements of Shareholders’ (Deficit) Equity for the three-and nine-month periods ended September 30, 2023 (unaudited) and September 30, 2022 (unaudited)	3
	Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2023 (unaudited) and September 30, 2022 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 1A	Cautionary Note Regarding Forward-Looking Statements and Risk Factors	34
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4:	Controls and Procedures	32

PART II - OTHER INFORMATION		34
Item 1:	Legal Proceedings	34
Item 1A:	Risk Factors	34
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3:	Defaults Upon Senior Securities	48
Item 4:	Mine Safety Disclosures	48
Item 5:	Other Information	48
Item 6:	Exhibits	48

SIGNATURES		49

i

part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NYIAX, Inc.

Condensed Balance Sheets

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Current assets
Cash	$168,786	$792,337
Accounts receivable, net	104,246	1,972,034
Prepaid expenses and other current assets	6,500	92,497
Total current assets	$279,532	$2,856,868
Capitalized software development costs, net	$245,718	$393,157
Patents, net of amortization of $297,520	3,702,480	-
Property, plant and equipment, net	2,406	3,519
Operating lease right-of-use asset	283,060	395,470
Deferred offering costs	-	848,531
Security deposit	74,067	74,068
Total assets	$4,587,263	$4,571,613

Liabilities and Shareholders’ Deficit
Current liabilities
Accounts payable and accrued expenses	$4,888,967	$4,841,045
Convertible notes payable, net of deferred debt discounts of $0 and $214,265 as of September 30, 2023 and December 31, 2022, respectively	1,970,000	2,355,735
Accrued Payment-In-Kind Interest	86,551	71,614
Note payable – stockholder	100,500	-
Operating lease obligations, current portion	172,234	162,503
Total current liabilities	$7,218,252	$7,430,897

Long-term liabilities
Operating lease obligations, net of current portion	138,236	268,385
Note payable – stockholder	-	100,500
Total long-term liabilities	138,236	368,885
Total liabilities	$7,356,488	$7,799,782

Shareholders’ equity (deficit)	$1,556	$1,237
Common stock $0.0001 par value, 125,000,000 common shares authorized; 15,561,499 and 12,370,002 common shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively
Preferred shares: 10,000,000 authorized, none outstanding, par value $0.0001 per share
Additional Paid in Capital	57,907,311	50,023,446
Accumulated deficit	(60,678,092)	(53,252,852)
Total shareholders’ (deficit) equity	$(2,769,225)	$(3,228,169)
Total liabilities and shareholders’ (deficit) equity	$4,587,263	$4,571,613

The accompanying notes are an integral part of these condensed financial statements.

 NYIAX, Inc.

Condensed Statements of Operations

For the Periods Ended

(unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Revenue, Net	$97,820	$124,987	$324,835	$949,475
Cost of Sales	159,440	340,876	550,084	886,290
Gross Margin	$(61,620)	$(215,889)	$(225,249)	$63,185
Operating expenses
Technology and development	$299,007	$425,878	$986,669	$1,254,219
Selling, general and Administrative	1,225,833	1,444,714	4,356,987	5,990,212
Deferred offering cost write-off	177,481	-	1,026,012	-
Forfeiture of founders’ deferred compensation	(367,803)	-	(367,803)	-
Depreciation and amortization	297,825	-	298,635	1,770
Total operating expenses	$1,632,343	$1,870,592	$6,300,500	$7,246,201
Loss from operations	$(1,693,963)	$(2,086,481)	$(6,525,749)	$(7,183,016)
Other (income) expenses
Interest expense	452,009	45,865	899,489	1,217,595
Total other (income) expenses	452,009	45,865	899,489	1,217,595
Loss before provision for income taxes	$(2,145,972)	$(2,132,346)	$(7,425,238)	$(8,400,611)
Net loss	$(2,145,972)	$(2,132,346)	$(7,425,238)	$(8,400,611)
Net loss per share – basic and diluted	$(0.14)	$(0.17)	$(0.53)	$(0.74)
Weighted Average O/S Shares-basic and diluted	15,410,961	12,352,942	14,043,190	11,317,535

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc.

Condensed Statements of Shareholders’ (Deficit) Equity

(unaudited)

	Common Stock		Additional
	Shares Outstanding	Amount	Paid in Capital	Accumulated Deficit	Total
Balance - January 1, 2023	12,370,002	$1,237	$50,023,446	$(53,252,852)	$(3,228,169)
Share-based compensation	-	-	125,635	-	125,635
Issuance of common stock pursuant to restricted stock awards (share-based compensation), net of forfeiture	(250,000)	(25)	32,657	-	32,632
Conversion of Convertible Notes	1,441,497	144	2,719,198	-	2,719,342
Deferred debt discount on 2023 convertible notes payable	-	-	16,000	-	16,000
Net Loss	-	-	-	(2,987,985)	(2,987,985)
Balance - March 31, 2023	13,561,499	$1,356	$52,916,936	$(56,240,837)	$(3,322,545)
Share-based compensation	-	-	149,467	-	149,467
Deferred debt discount on 2023 convertible notes payable	-	-	704,975	-	791,685
Net Loss				(2,291,283)	(2,291,293)
Balance - June 30, 2023	13,561,499	$1,356	$53,771,378	$(58,532,120)	$(4,759,386)
Share-based compensation	-	-	136,133	-	136,133
Deferred debt discount on 2023 convertible notes payable	-	-	-	-	-
Issuance of common stock for patents acquisition	2,000,000	200	3,999,800	-	4,000,000
Net Loss				(2,145,972)	(2,145,972)
Balance - September 30, 2023	15,561,499	$1,556	$57,907,311	$(60,678,092)	$(2,769,225)

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc.

Condensed Statements of Shareholders’ (Deficit) Equity

(unaudited)

	Common Stock		Additional
	Shares		Paid in	Accumulated
	Outstanding	Amount	Capital	Deficit	Total
Balance – January 1, 2022	10,243,442	$1,024	$38,089,295	$(42,110,073)	$(4,019,754)
Share-based compensation			969,511		969,511
Deemed Dividend from Inducement to Exercise Warrants	-	-	28,600	(28,600)	-
Issuance of common stock pursuant to exercise of warrants	224,693	22	1,225,788		1,225,810
Net Loss				(3,789,643)	(3,789,643)
Balance – March 31, 2022	10,468,135	$1,046	$40,313,194	$(45,928,316)	$(5,614,076)
Share-based compensation			$246,112		$246,112
Issuance of common stock pursuant to restricted stock awards (share-based compensation)	290,000	29	167,098	-	167,127
Conversion of Convertible Note Payable and accrued interest to common shares	1,583,807	158	7,918,849	-	7,919,007
Issuance of common stock pursuant to exercise of warrants	11,000	1	60,021	-	60,022
Net Loss				(2,478,622)	(2,478,622)
Balance - June 30, 2022	12,352,942	$1,234	$48,705,274	$(48,406,938)	$299,570
Share-based compensation	-	-	$135,136	-	$135,136
Issuance of common stock pursuant to restricted stock awards (share-based compensation)	-	-	220,132	-	220,132
Deferred debt discount on 2022 convertible notes payable	-	-	287,385	-	287,385
Net Loss				(2,132,346)	(2,132,346)
Balance – September 30, 2022	12,352,942	1,234	$49,347,927	$(50,539,284)	$(1,190,123)

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc.

Condensed Statements of Cash Flows

For the Nine Months Ended

(unaudited)

	For Nine Month Periods Ended
	September 30,	September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(7,425,238)	$(8,400,611)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	446,072	149,675
Operating lease right-of-use asset	(8,008)	9,776
Accrued PIK Interest	185,838	316,765
Debt discount amortization	713,681	900,979
Share-based compensation	443,868	1,737,990
Bad Debt expense	106,959	-
Forgiveness of stockholders payables	-	(510,000)
Deferred offering cost write-off	1,026,012	-
Forfeiture of Founders’ deferred compensation	(367,803)	-
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,760,827	1,549,366
Prepaid expense	85,997	(165,286)
Increase (decrease) in:
Accounts payable and accrued expenses	238,244	(342,088)
Total adjustments	$4,631,687	$3,647,177
Net cash used in operating activities	$(2,793,551)	$(4,753,434)

Net cash used in investing activities
Acquisition of Fixed Assets	-	(2,061)
Net cash used in investing activities	-	(2,061)

Cash flows from financing activities
Proceeds from convertible notes payable, net of cash discount	$2,170,000	$1,237,400
Proceeds from issuance of common stock pursuant to exercise of warrants	-	1,285,832
Deferred offering cost	-	(321,385)

Net cash provided by financing activities	$2,170,000	$2,201,847

Net (decrease) in cash and cash equivalents	$(623,551)	$(2,553,648)

Cash - Beginning of period	792,337	3,387,200

Cash - End of period	$168,786	$833,552

	For Nine Month Periods Ended
	September 30,	September 30,
	2023	2022
Supplemental disclosures of cash flow information:
Supplemental disclosures of non-cash flow investing and financing activities:
Deferred debt discount on convertible notes payable	$720,975	$287,385
Deemed Dividend from Inducement to Exercise Warrants	-	28,600
Conversion of convertible notes payable and accrued interest to shares	2,719,341	7,919,007
Issuance of common stock for patents acquisition	4,000,000	-

The accompanying notes are an integral part of these condensed financial statements.

 NYIAX, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the nine months period ended September 30, 2023 (unaudited)

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

Going Concern, Liquidity and Capital Resources

The Company believes it does not have sufficient cash to meet working capital and capital requirements for at least twelve months from the issuance date of these financial statements.

Historically, the Company’s liquidity needs have been met by the sale of common shares, the issuance of common shares through the exercise of warrants, and issuance of convertible note payable. Without a new loan or other equity support, the Company would not be able to support the current operating plans through twelve months from the issuance date of these financial statements. No assurance can be given at this time, however, as to whether we will be able to raise new equity or loan support.

For the nine months ended September 30, 2023, the Company’s operations lost approximately $7.4 million. The Company generated negative cash flows from operations of approximately $2.8 million for the nine months ended September 30, 2023 of which approximately $2.5 million were non-cash expenses.

As of September 30, 2023, NYIAX had total current assets of approximately $280,000 of which approximately $169,000 was cash and total current liabilities of approximately $7.2 million of which approximately $2.1 million were convertible notes payable and accrued payment in kind interest payable in the Company’s common shares.

Future capital requirements will depend on many factors, including the Company’s rate of revenue growth and its level of expenditures. Additionally, the Company is planning an initial public offering of its common stock. To the extent that the initial public offering is not successful, or that existing capital resources, revenue growth and cash flow from operations are not sufficient to fund future activities, the Company may need to raise additional funds through equity or debt financing or curtail expenses. On October 31, 2023, NYIAX filed an amended registration statement on Form S-1 with plans to issue 1,875,000 shares of its common stock at a price of $4.00 per share. No assurances can be provided that any additional funding or alternative financing will be available at terms acceptable to the Company, if at all.

Management must evaluate whether there are conditions or events considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Due to these factors, substantial doubt exists regarding the Company’s ability to continue as a going concern through twelve months from the issuance date of these financial statements. Management has taken steps to significantly reduce our losses by curtailing certain aspects of our operations or expansion activities. The financial statements for the period ended September 30, 2023, do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NYIAX expects that in order to fully realize its longer-term goals, it will need to raise additional debt and equity capital. However, no assurances can be provided that additional funding or alternative financing will be available at terms acceptable to the Company, if at all.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the period presented. Operating results for the period from December 31, 2022 through September 30, 2023 are not necessarily indicative of the results that may be expected through December 31, 2023.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K as filed on July 21, 2023.

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

On an on-going basis, management evaluates its estimates, primarily those related to: (1) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (2) allowances for doubtful accounts, (3) the useful lives of property and equipment and capitalized software development costs, (4) income taxes, (5) the valuation of share-based compensation, (6) assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options and warrants, and (7) the recognition and disclosure of contingent liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates relating to the valuation of share-based compensation, options and warrants, require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ materially from those estimates under different assumptions or circumstances.

Concentrations of Credit risk

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents in the financial statements.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, and accounts receivable. The Company maintains its cash with financial institutions providing deposits insurance which exceed the Federal Deposit Insurance Corporation (“FDIC”) federally insured limits.

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents at September 30, 2023 and December 31, 2022.

As of September 30, 2023 two Media Buyers represented 26% and 20% of accounts receivable. As of September 30, 2023, two Media Sellers represented 80% and 10% of accounts payable. For the nine months ended September 30, 2023, two customers represented 47% and 9% of revenue, net.

As of December 31, 2022, two Media Buyers represented 67% and 20% of accounts receivable. As of December 31, 2022, two Media Sellers represented 61% and 8% of accounts payable.

As of September 30, 2022, two Media Buyers represented 80% and 11% of accounts receivable. As of September 30, 2022, one Media Seller represented 44% of accounts payable. For the nine months ended September 30, 2022, one customer  represented 84% of revenue, net.

For the nine months ended September 30, 2022, one customer represented 84% of net revenue. As of September 30, 2022, one Media Seller represented 44% of accounts payable and two Media Buyers represented 80% and 11% of accounts receivable.

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

Accounts Receivable, Net

In June 2016, the Financial Accounting Standards Board, or the FASB, issued ASU 2016-13 – Measurement of Credit Losses on Financial Statements. The new standard requires that the Company recognize an allowance for losses on accounts receivable in an amount equal to the current expected credit losses. The estimation of the allowance is based on an analysis of historical loss experience, current receivables aging, and management’s assessment of current conditions and reasonable and supportable expectation of future conditions, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. In November 2019, the FASB issued ASU 2019-10 – Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended the effective date for certain companies. The standard is effective for public companies eligible to be smaller reporting companies for annual and interim periods beginning after December 15, 2022. On January 1, 2023, the Company adopted ASU 2016-13, using a modified retrospective approach. The adoption of this standard did not have an effect on the Company’s financial position, results of operations, or cash flows.

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

The Company performs ongoing credit evaluations of Media Buyers. The allowance for doubtful accounts is based on the best estimate of the amount of probable credit losses in existing accounts receivable. The allowance for doubtful accounts is determined based on historical collection experience and the review in each period of the status of the then-outstanding accounts receivable, while taking into consideration current client information, subsequent collection history and other relevant data. The Company reviews the allowance for doubtful accounts on a quarterly basis. For the year ended  and December 31, 2022, the Company had no allowance for doubtful accounts and no write-offs of accounts receivable. For the period  ended September 30, 2023, the Company had an allowance for doubtful accounts of $106,959 and no direct write-offs of accounts receivable.

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

Certain long-lived assets including capitalized software development costs are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review. For the nine-month period ended September 30, 2023 and the year ended December 31, 2022, no impairments were recorded on those assets.

Acquisition of Intellectual Property

Intellectual property acquired through purchase are recorded at the time of acquisition at cost of the acquisition plus the transaction costs, if material, of the acquired assets in accordance with ASC 805-50.

Asset acquisitions in which the consideration given is cash are measured by the amount of cash paid. However, if the consideration given is not in the form of cash (that is, in the form of noncash assets, liabilities incurred, or equity interests issued) measurement is based on either the cost which shall be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable.

Each intellectual property asset, patent’s valuation will be amortized over its useful life. The Company has concluded that patent portfolios have a determinant useful life in accordance with the patents’ expiration dates.

Additionally, the Company will prepare periodic reviews of the patent portfolio in accordance with ASC 820 and ASC 360 to assess if a write-down is required. For the nine-month period ended September 30, 2023, no impairments were recorded on those assets.

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

In March, 2023, the Company’s financial advisor, representative and lead underwriter for its initial public offering (the “Offering”), Boustead Securities LLC (“Boustead”), informed the Company of its decision not to proceed with pricing of the Company’s Offering.

In accordance with the Codification of Staff Accounting Bulletins / Topic 5: Miscellaneous Accounting, the Company has written off these costs, $848,531, during the three-month period ended March 31, 2023. And, for the three-month period ended September 30, 2023, the Company recorded $177,481 of deferred offering costs which were written off during the three-month period ended September 30, 2023 as a result of Spartan Capital Securities, LLC’s decision not to continue as lead underwriter on October 6, 2023 (the Company engaged Spartan Capital Securities, LLC, as lead underwriter, deal manager and investment banker for the Offering on April 12, 2023).

Income Taxes

The Company records income tax expense in accordance with ASC – 740 Income Taxes, as amended mandating how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The standards require the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. The Company has analyzed its tax positions and has concluded that as of September 30, 2023 and December 31, 2022, no uncertain positions are taken or are expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements.

The Company’s policy is to record interest expense and penalties pertaining to income taxes in operating expenses. For the periods ended March 31, 2023,  September 30, 2023 and December 31, 2022, there were no interest and penalties expenses recorded and no accrued interest and penalties.

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

Common Stock Equivalents

As of September 30, 2023, and September 30, 2022, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	As of September 30, 2023	As of September 30, 2022
Equity Incentive Plans	3,086,626	3,086,626
Selling Agent and Advisor Warrants	23,538	362,191
Warrants Issued with Common Stock Offerings	932,374	889,500
Warrants Issued with Convertible Notes Offerings	1,133,400	352,188
Common Stock Issuable Upon Conversion of Convertible Notes, including PIK Interest	1,028,276	824,650
Total Common Stock Equivalents	6,204,214	5,515,155

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) – Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments are effective for fiscal years beginning after December 15, 2023. The Company evaluated any potential impact from ASU 2021-07 and believes it will have no material impact on our financial results.

In June 2016, the FASB issued Update 2016-13 Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The Company evaluated any potential impact from Update 2016-13 Financial Instruments and believes it will have no material impact on our financial results.

Note 3 – Purchase of Intellectual Property Portfolio

On July 8, 2023, Company completed the purchase of a portfolio of patents and trade secrets (the “Portfolio”) from Network Foundation Technologies, LLC (“NIFTY”). The Company issued 2,000,000 shares of its common stock to NIFTY as consideration for the Portfolio. The 2,000,000 shares of common stock of NYIAX have various registration restrictions and provisions for the clawback of shares by the Company in certain events as set forth in the asset purchase agreement. In 2007, a NYIAX director, Thomas F. O’Neill., and a NYIAX officer, Mark Grinbaum, Co-Founder and Executive Vice President of Financial Products, purchased approximately 0.17% (acquired for $50,000) and 0.35% (acquired for $100,00) of NIFTY, respectively and owned these amounts as of July 8, 2023. Neither Mr. O’Neill nor Mr. Grinbaum were a director or officer of NIFTY.

The Portfolio consists of a portfolio of eighteen (18) patents and trade secrets, of which six patents are active. The Company will amortize the active patents over their useful lives up to February, 2029.

The Company will use the Portfolio to enhance its offerings for the buying and selling of media, advertising audience, and advertising inventory. Additionally, the Company will use the Portfolio acquired from NIFTY to create new revenue streams in markets such as: (i) market data, (ii) streaming media (advertising, livestreaming and video-on-demand), and (iii) the webinar market. NYIAX engaged an intellectual property valuation company to assess the potential opportunities of the patents and trade secrets prior to our acquisition of the Portfolio.

The Company has concluded that the purchase of this intellectual property portfolio is an acquisition of an asset group in accordance with ASC 805-10-55 and the Company utilized a $2.00 share valuation based on the Company’s latest convertible notes offering, the 2023B Convertible Notes Offering.

A purchase price of approximately $4 million was recorded as of July 8, 2023 for the Portfolio.

The amortized cost as of September 30, 2023 was as follows:

Portfolio Cost	$4,000,000
Accumulated amortization as of September 30, 2023	(297,520)
$3,702,480

The Company will record amortization expense of the Portfolio as follows:

For the year ending December 31, 2023	$595,041
For the year ending December 31, 2024	1,190,083
For the year ending December 31, 2025	958,678
For the year ending December 31, 2026	517,906
For the year ending December 31, 2027	341,598
For the year ending December 31, 2028	264,463
Thereafter	132,231
Total	$4,000,000

Note 4 — Shareholders’ Equity

As of September 30, 2023 and December 31, 2022 the authorized capital stock of 135,000,000 shares consisting of 125,000,000 shares of common stock and 10,000,000 shares of preferred stock each with a par value of $0.0001 with 15,561,499 and 12,370,002 common shares issued and outstanding, respectively. No preferred stock has been issued.

On June 21, 2023 the Board of Directors approved a grant of 775,000 Restricted Share Units (RSU).  All grants shall be effective upon the first day of trading of the Company’s common stock on the NASDAQ Exchange.  525,000 of the RSUs were awarded to three Board nominees and 250,000 RSUs were awarded to two officers of the Company.

For the periods ended September 30, 2023 and 2022, the Company recorded share based compensation as follows:

	Three-Month Period		Nine-Month Period
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Shared-Based Compensation:
Cost of Sales	$5,288	$11,740	$17,455	$48,842
Technology and development	13,386	13,386	40,158	46,348
Sales, general and administrative	117,460	330,142	386,255	1,642,800
Total	$136,134	$355,268	$443,868	$1,737,990

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

The following table illustrates the value of the 2023B convertible note payable as of September 30, 2023:

2023 B
Convertible
Note Payable
2023B Convertible Note Payable at Issuance	$1,970,000
(Deferred Debt Discount)	(704,975)
1,265,025
Amortization of debt discount for period ending September 30, 2023	704,975
Balance September 30, 2023	$1,970,000

For the nine months ended September 30, 2023, the company recorded interest expense from the amortization of deferred debt discount of $ 713,681.

Note 6 Related Party Transactions

Convertible Note payable – stockholder, founder / related party

On September 25, 2023, Mark Grinbaum, a founder, shareholder, and service provider, agreed to loan the Company $100,000, with interest accruing at the annual rate of 4%, due in 60 days, or upon trading of the Company’s common stock on the NASDAQ Exchange, whichever is sooner. On October 26, 2023, the Company and Mark Grinbaum further agreed that upon trading of the Company’s common stock on the NASDAQ Exchange, the convertible notes payables to Mark Grinbaum and related interest convert to NYIAX common shares at $4.00 per share The loan was recorded as of September 30, 2023 as a note payable – stockholder. The funds were received on October 2, 2023. The short-term loan will provide additional short-term funding for operations during completion of the public offering process.

On October 26, 2023, Carolina Abenante, a founder, shareholder, officer and director, agreed to loan the Company $100,000, with interest accruing at the annual rate of 4%, due in 60 days, or upon trading of the Company’s common stock on the NASDAQ Exchange, whichever is sooner. Upon trading of the Company’s common stock on the NASDAQ Exchange, the convertible notes payables to Carolina Abenante and related interest convert to NYIAX common shares at $4.00 per share. As of the date herein, the funds have been received. The short-term loan will provide additional short-term funding for operations during completion of the public offering process.

Forfeiture of Founders’ Deferred Compensation

During September, 2023, in connection with the closing of the Company’s IPO, certain NYIAX founders, owners, agreed to forfeit $367,803 of deferred compensation amounts owed by NYIAX. The deferred compensation arose from a salary deferral program where each founder agreed to defer a portion of their contractual salary or contractor fees. This forfeiture represents a permanent waiver of rights to this deferred compensation.

This event was recorded as a contra-expense to selling, general and administrative expenses and a debit to accrued compensation.

Goldstreet

The Company’s former CEO is also a shareholder and Director of the Company. The former CEO is a co-founder of a private investment fund, GoldStreet Holdings Limited Partnership (“GoldStreet”).

For the nine months ended September 30, 2022, the Company recorded $10,000 of general and administrative expenses related to GoldStreet for office space. The Company did not record any related party expenses related to GoldStreet for the nine-month period ended September 30, 2023.

Note 7 — Threatened Litigation

On September 20, 2023, the Company entered into a settlement agreement and release with Boustead (the “Boustead Agreement”) to settle the threatened litigation, including any and all potential claims and counterclaims by and between the Company and Boustead with respect to the Engagement Letter dated March 23, 2021. The Company and Boustead have agreed to a contingent mutual release and waiver of claims in exchange for a cash payment of $515,000 by the Company to Boustead as a deduction from the offering proceeds upon consummation of the Company’s IPO. The Boustead Agreement also provides Boustead that certain indemnifications included under Section 4 of the Engagement Letter continue. Unless otherwise amended, the Boustead Agreement shall be deemed null and void in the event the Company’s IPO is not consummated by December 31, 2023. If the settlement is finalized with the consummation of the Company’s initial public offering, the Company does not anticipate any additional charges related to this threatened litigation.

The threatened litigation arose from The Company entering into an engagement letter on March 23, 2021 (the “Engagement Letter”) with Boustead Securities, an advisor to the Company for certain corporate financing transactions. The Engagement Letter provides for Initial Public Offering (“IPO”), Pre-IPO and corporate finance transaction advice and the advisor expressed its intent to enter into an underwriting agreement with the Company to act as the lead underwriter for the proposed IPO on a firm commitment basis.

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

During the time the Company was engaged with Boustead with respect to the IPO, the Company raised approximately $10.0 million in private transactions. Based on the formula in the Engagement Letter, the commissions on such amount were approximately $588,000, which has been acknowledged by Boustead and is accrued in our Financial Statements as of September 30, 2023. Additionally, the Company issued Boustead 23,538 warrants to purchase NYIAX common stock at a per share exercise price of $4.00. The amounts above exclude approximately $158,000 in cash commissions and 68,950 warrants to purchase NYIAX common stock at a per share exercise price of $2.00 on 2023B Convertible Note which commenced in April 2023 for which Boustead was given a right of first refusal and did not exercise the right to participate in the 2023B Convertible Note offering.

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

If the settlement is not finalized with the consummation of the Company’s initial public offering, there can be no assurance that Boustead will not initiate a lawsuit to recover the amounts it claims are owed and any such litigation could impede our ability to complete an IPO and could negatively affect our financial condition. In addition, there can be no assurance that the Company would prevail in any lawsuit it commences against Boustead.

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

Note 8 — Subsequent Events

Management has evaluated events that have occurred subsequent to the date of these condensed financial statements and has determined that, other than those listed below, no such reportable subsequent events exist through November 14, 2023. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement other than noted above and below:

Forfeiture of Deferred Compensation Amounts

In connection with the closing of the Company’s IPO, the interim CEO and certain NYIAX employees agreed to forfeit $282,650 of deferred compensation amounts owed by NYIAX and the NYIAX founders, owners, agreed to forfeit an additional $99,201. The deferred compensation arose from a salary deferral program where those people agreed to defer a portion of their contractual salary or contractor fees. This forfeiture represents a permanent waiver of rights to this deferred compensation.

This event will be recorded as a contra-expense to selling, general and administrative expenses and a debit to accrued compensation.

Convertible Note payable – stockholder, founder / related party

On September 25, 2023, Mark Grinbaum, a founder, shareholder, and service provider, agreed to loan the Company $100,000, with interest accruing at the annual rate of 4%, due in 60 days, or upon trading of the Company’s common stock on the NASDAQ Exchange, whichever is sooner. On October 26, 2023, the Company and Mark Grinbaum further agreed that upon trading of the Company’s common stock on the NASDAQ Exchange, the convertible notes payables to Mark Grinbaum and related interest convert to NYIAX common shares at $4.00 per share. The funds were received on October 2, 2023. The short-term loan will provide additional short-term funding for operations during completion of the public offering process.

On October 26, 2023, Carolina Abenante, a founder, shareholder, officer and director, agreed to loan the Company $100,000, with interest accruing at the annual rate of 4%, due in 60 days, or upon trading of the Company’s common stock on the NASDAQ Exchange, whichever is sooner. Upon trading of the Company’s common stock on the NASDAQ Exchange, the convertible notes payables to Carolina Abenante and related interest convert to NYIAX common shares at $4.00 per share. The funds have been received. The short-term loan will provide additional short-term funding for operations during completion of the public offering process.

Engagement of Spartan Capital Securities, LLC

On April 12, 2023, the Company engaged Spartan Capital Securities, LLC, (“Spartan”) as lead underwriter, deal manager and investment banker for the Company’s initial public offering for a six month period. On October 6, 2023, Spartan informed the Company of its decision not to continue as lead underwriter. The Company does not expect to incur any additional expenses in connection by Spartan.

Engagement of WestPark Capital, Inc.

On October 9, 2023, the Company entered into an engagement letter agreement (the “LOE”) with WestPark Capital, Inc. (“WestPark Capital”) as exclusive lead underwriter, financial advisor, deal manager, sole book running manager, placement agent and/or investment banker for the Company’s initial public offering (the “IPO”).

For certain financing transactions, including the IPO and excluding certain pre-IPO financings, the company will pay WestPark eight percent (8%) of the gross amount to be disbursed to the Company from each such financing transaction, plus warrants to purchase the number of shares equal to ten percent (10%) of the aggregate number of securities sold in such financing transaction. The warrants will be exercisable at any time and from time to time, in whole or in part, during the four and a half-year period commencing six (6) months from the effective date of such financing transaction, at a price per share equal to 125% of the public offering price per security.

The LOE terminates on the earlier of (i) six (6) months from October 9, 2023, or (ii) the final closing, if any, of the IPO, provided, however, that (i) the Company may terminate the LOE on or after the one hundred fifth (150th) day after October 9, 2023 upon thirty (30) days prior written notice to WestPark Capital, and (ii) WestPark Capital may terminate the LOE on or after the ninetieth (90th) day after October 9, 2023 upon thirty (30) days prior written notice to the Company.

There can be no assurance that we will be able to complete an initial public offering in the near future, if at all.

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

Results of Operations For Three Months Ended September 30, 2023 and 2022

(unaudited)

	For the
	Three-Month Period Ended
	September 30, 2023	September 30, 2022
Revenue, net	$97,820	$124,987
Cost of Sales	159,440	340,876
Gross Margin	$(61,620)	$(215,889)
Operating expenses
Technology and development	299,007	425,878
Selling, general and administrative	1,225,833	1,444,714
Forfeiture of founders’ deferred compensation	(367,803)	-
Deferred offering cost write-off	177,481
Depreciation and amortization	297,825	-
Total operating expenses	$1,632,343	$1,870,592
Loss from operations	(1,693,964)	(2,086,481)
Other (income) expenses
Interest and debt expense	452,009	45,865
Total other (income) expenses	$452,009	$45,865
Loss before provision for income taxes	$(2,145,972)	$(2,132,346)
Net loss	$(2,145,972)	$(2,132,346)

Net Revenue

For the three months ended September 30, 2023, compared to the three months ended September 30, 2022, net revenue decreased to $97,820 from $124,987, or $27,167 The decrease in revenue is related primarily to a decrease in the number of new business development headcount pursuing business from previous quarters. Revenue is dependent upon the cumulative effort of business development employees driving revenue relationships to the Company. The Company does not currently have a book of repeatable business and as such revenue is substantially dependent upon business development headcount driving relationships and new transactions.

For the three months ended September 30, 2023, the Company was compensated for the completion of 155 Media Contracts with average compensation of $631 per Media Contract. For the three months ended September 30, 2022, the Company was compensated for the completion of 417 Media Contracts with average compensation of $300 per Media Contract. The increase in the average compensation relates to the Company executing more contracts at higher commission rates. Publishers compensate the Company at variable rates; higher commission rates resulted from a mix of publishers with higher negotiated rates. The total contract values decreased from lack of activation of several contracts with certain publishers.

Obtaining new Media Contracts is dependent on several factors, including on our new business development (sales and representatives) team, which headcount has decreased from eleven at December 31, 2021 to three at September 30, 2023. The following table compares the business development headcount at quarter-end and the Company’s quarterly revenue.

		Business
		Development
	Quarterly	Headcount at
	Revenue	Quarter-End
March 31,2021	-	1
September 30, 2021	$30,084	6
September 30, 2021	81,768	9
December 31, 2021	482,047	11
March 31, 2022	485,065	13
September 30, 2022	339,423	7
September 30, 2022	124,987	3
December 31, 2022	374,830	3
March 31, 2023	138,037	3
June 30, 2023	88,977	3
September 30, 2023	97,820	3

Technology and Development

For the three months ended September 30, 2023, compared to the three months ended September 30, 2022, technology and Development decreased to $299,007 from $425,878, or $126,871. The Company’s technology and development decreased due to expense reductions at the Company, including limited staffing reductions (one FTE) and reduced support from outside vendors.

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

Selling General and Administrative

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022 selling general and administrative decreased to $ 1,225,833 from $1,444,714 or $ 218,881 primarily resulting from a marked decrease in share-based compensation of approximately $212,682.

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

Depreciation and Amortization

For the three months ended September 30, 2023, depreciation and amortization increased to $297,825 from $0 for the three months ended September 30, 2022.

The depreciation and amortization resulted from the amortization of the purchase of the intellectual property portfolio of patents, the (“Portfolio”). On July 8, 2023, Company completed the purchase of a portfolio of patents and trade secrets (the “Portfolio”) from Network Foundation Technologies, LLC (“NIFTY”). The Company issued 2,000,000 shares of its common stock to NIFTY as consideration for the Portfolio. A purchase price of approximately $4 million was recorded as of July 8, 2023 for the Portfolio.

The Company has concluded that the purchase of this intellectual property portfolio is an acquisition of an asset group in accordance with ASC 805-10-55 and the Company utilized a $2.00 share valuation as it was consistent with the Company’s latest convertible notes offering, the 2023B Convertible Notes Offering.

Amortization capitalized software costs of approximately $49,000 for the three months ended September 30, 2023 and 2022 was classified as cost of sales.

Forfeiture of Founders’ Deferred Compensation

During September 2023, in connection with the closing of the Company’s IPO, certain NYIAX founders and stockholders, agreed to forfeit $367,803 of deferred compensation amounts owed by NYIAX. The deferred compensation arose from a salary deferral program where each founder agreed to defer a portion of their contractual salary or contractor fees. This forfeiture represents a permanent waiver of rights to this deferred compensation.

This event was recorded as a contra-expense to selling, general and administrative expenses and a debit to accrued compensation.

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

For the three-month period ended September 30, 2023, the Company recorded $177,481 of deferred offering costs, which were written off during the three-month period ended September 30, 2023 as a result of Spartan Capital Securities, LLC’s decision not to continue as lead underwriter on October 6, 2023.

Share-Based Compensation

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022 share-based compensation decreased to $136,134 from $355,268, or $219,134 due to the full vest of various new awards awarded in the three months ended September 30, 2022, partially offset by the completion of amortizing previous awards.

For the three-month periods ended September 30, 2023 and September 30, 2022, the Company classified the share-based compensation expenses on the statement of operation as follows:

	Three-Months Ended
	September 30, 2023	September 30, 2022
Shared-Based Compensation:
Cost of Sales	$5,288	$11,740
Technology and development	13,386	13,386
Sales, general and administrative	117,460	330,142
	$136,134	$355,268

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

Interest and Debt Expense, net

For the three months ended September 30, 2023 compared to the three months ended September 30, 2022 interest and debt expense, net increased to $452,009 from $45,865 an increase of $406,144. The increase was primarily related to the issuance of the 2023B Convertible Notes Payable, partially offset by the conversion of the convertible notes payable to common shares.

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

For the three months ended September 30, 2023 and the three months ended September 30, 2022, NYIAX did not have any income for tax purposes and therefore, no current tax liability or expense has been recorded in these financial statements.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss for the three-month period ended September 30, 2023 and 2022, the most directly comparable financial measure stated in accordance with GAAP:

	For the
	Three-Month Period
	Ended
	September 30, 2023	September 30, 2022
Net Loss	$(2,145,972)	$(2,132,346)
Reconciliation of Adjusted EBITDA Loss to Net Loss:	-	-
Depreciation and amortization	297,825	-
Share-based compensation	136,134	355,268
Forgiveness of stockholders of payables		(510,000)
Forfeiture of founders’ deferred compensation	(367,803)
Deferred offering cost write-off	177,481
Interest expense	$452,009	$45,865
Total Adjustments of EBITDA Loss to Net Loss	$695,646	$(108,867)
Adjusted EBITDA	$(1,450,326)	$(2,241,213)

Reconciling of Adjusted EBITDA Loss to Net Loss for the three month period ended September 30, 2023 included (i) depreciation and amortization of $297,825, primarily depreciation and amortization of the acquired intellectual property Portfolio, (ii) share-based compensation of $136,134, (iii) forfeiture of deferred compensation of $367,803  (iv) deferred offering cost write-off of $177,481 and (v) interest expense of $452,009.

Reconciling of Adjusted EBITDA Loss to Net Loss for the three month period ended September 30, 2022 included (i) share-based compensation of $355,268, (ii) a contra expense for the forgiveness of stockholders of payables of $510,000 and (iii) interest expense of $45,865.

Adjusted EBITDA

For the three months ended September 30, 2023, compared to the three months ended September 30, 2022, the adjusted EBITDA loss decreased to $1,450,326 from $2,241,213, or $790,887. The decrease in adjusted EBITDA loss was attributed to (i) a decrease in sales and marketing staff with related expenses, (ii) administrative costs related to the Company going public, such as an annual audit.

Results of Operations For Nine Months Ended September 30, 2023 and 2022

NYIAX, Inc.

Condensed Statements of Operations

(unaudited)

	For the
	Nine-Month Period Ended
	September 30, 2023	September 30, 2022
Revenue, net	$324,835	$949,475
Cost of Sales	550,084	886,290
Gross Margin	$(225,249)	$63,185
Operating expenses
Technology and development	$986,669	$1,254,219
Selling, general and administrative	4,356,987	5,990,212
Deferred Costs Write off	1,026,012	-
Forfeiture of founders’ deferred compensation	(367,803)	-
Depreciation and amortization	298,635	1,770
Total operating expenses	$6,300,500	7,246,201
Loss from operations	$(6,525,749)	(7,183,016)
Other (income) expenses
Interest and debt expense	899,489	1,217,595
Total other (income) expenses	899,489	1,217,595
Loss before provision for income taxes	$(7,425,238)	$(8,400,611)
Net loss	$(7,425,238)	$(8,400,611)

Net Revenue

For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, net revenue decreased to $324,835 from $949,475, or $624,640. The decrease in revenue is related primarily to a decreased in the number of new business development headcount pursuing business. Revenue is dependent upon the cumulative effort of business development employees driving revenue relationships to the Company. The Company does not currently have a book of repeatable business and as such revenue is substantially dependent upon business development headcount driving relationships and new transactions.

For the nine months ended September 30, 2023, the Company was compensated for the completion of 488 Media Contracts with average compensation of $666 per Media Contract. For the nine months ended September 30, 2022, the Company was compensated for the completion of 800 Media Contracts with average compensation of $1,187 per Media Contract. The decrease in the average compensation relates to the Company executing more contracts at a lower commission rates and lower total contract value. Publishers compensate the Company at variable rates; lower commission rates resulted from a mix of publisher with lower negotiated rates. The total contract values decreased from lack of activation of several contracts with certain publisher.

Obtaining new Media Contracts is dependent on several factors, including on our new business development (sales and representatives) team, which headcount has decreased from eleven at December 31, 2021 to three at September 30, 2023. The following table compares the business development headcount at quarter-end and the Company’s quarterly revenue.

	Quarterly Revenue	Business Development Headcount at Quarter-End
March 31,2021	-	1
September 30, 2021	$30,084	6
September 30, 2021	81,768	9
December 31, 2021	482,047	11
March 31, 2022	485,065	13
September 30, 2022	339,423	7
September 30, 2022	124,987	3
December 31, 2022	374,830	3
March 31, 2023	138,037	3
June 30, 2023	88,977	3
September 30, 2023	97,820	3

Technology and Development

For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, technology and Development decreased to $986,669 from $1,254,219, or $267,550. The Company’s technology and development decreased due to expense reductions at the Company, including limited staffing reductions and reduced support from outside vendors.

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

Selling General and Administrative

For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, selling general and administrative decreased to $4,356,987 from $5,990,212, or $1,633,225, primarily resulting from a marked decrease in share-based compensation of approximately $1,256,541.

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

Forfeiture of Founders’ Deferred Compensation

During September 2023, in connection with the closing of the Company’s initial public offering, certain NYIAX founders and stockholders, agreed to forfeit $367,803 of deferred compensation amounts owed by NYIAX. The deferred compensation arose from a salary deferral program where each founder agreed to defer a portion of their contractual salary or contractor fees. This forfeiture represents a permanent waiver of rights to this deferred compensation.

This event was recorded as a contra-expense to selling, general and administrative expenses and a debit to accrued compensation.

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

During the nine months ended September 30, 2023, the Company recorded a charge of $1,026,012 to fully write off the deferred offering costs.

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

On April 12, 2023, the Company engaged Spartan Capital Securities, LLC (“Spartan”), as lead underwriter, deal manager and investment banker for the Company’s initial public offering for a six-month period. On October 6, 2023, Spartan informed the Company of its decision not to continue as lead underwriter. For the period ended September 30, 2023, the Company recorded $177,481 of deferred offering costs which were written off during the period ended September 30, 2023, as a result of Spartan’s decision not to continue as lead underwriter on October 6, 2023.

Depreciation and Amortization

For the nine months ended September 30, 2023, depreciation and amortization increased to 298,635 from $1,770 for the nine months ended September 30, 2022.

The depreciation and amortization resulted primarily from the amortization of the purchase of the intellectual property portfolio of patents, the (“Portfolio”). On July 8, 2023, Company completed the purchase of a portfolio of patents and trade secrets (the “Portfolio”) from Network Foundation Technologies, LLC (“NIFTY”). The Company issued 2,000,000 shares of its common stock to NIFTY as consideration for the Portfolio. A purchase price of approximately $4 million was recorded as of July 8, 2023 for the Portfolio.

The Company has concluded that the purchase of this intellectual property portfolio is an acquisition of an asset group in accordance with ASC 805-10-55 and the Company utilized a $2.00 share valuation as it was consistent with the Company’s latest convertible notes offering, the 2023B Convertible Notes Offering.

Amortization capitalized software costs of approximately $147,000 for the nine months ended September 30, 2023 and 2022 was classified as cost of sales.

Share-Based Compensation

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 share-based compensation decreased to $443,868 from $1,737,990, or $1,294,122 due to fully vested awards for board members, executive management and other new awards awarded in the nine months ended September 30 2022, partially offset by the completion of amortizing previous awards.

For the nine-month periods ended September 30, 2023 and September 30,2022, the Company classified the share-based compensation expenses on the statement of operation as follows:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Shared-Based Compensation
Cost of Sales	$17,455	$48,842
Technology and development	40,158	46,348
Sales, general and administrative	386,255	1,642,800
	$443,868	$1,737,990

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

Interest and Debt Expense, net

For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 interest and debt expense, net decreased to $899,489 from $1,217,595, a decrease of $318,106. The decrease was primarily related to the conversion of several convertible notes payable to common shares, partially offset by the 2023B convertible note issuance.

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

For the nine months ended September 30, 2023 and the nine months ended September 30, 2022, NYIAX did not have any income for tax purposes and therefore, no current tax liability or expense has been recorded in these financial statements.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP:

	For the
	Nine-Month Period Ended
	September 30, 2023	September 30, 2022
Net Loss	$(7,425,238)	$(8,400,611)
Reconciliation of Adjusted EBITDA Loss to Net Loss:
Depreciation and amortization	446,072	149,675
Share-based compensation	443,868	1,737,990
Forgiveness of stockholders of payables	-	(510,000)
Forfeiture of founders’ deferred compensation	(367,803)
Deferred offering cost write-off	1,026,012
Interest expense	899,489	1,217,595
Total Adjustments of EBITDA Loss to Net Loss	$2,447,638	$2,595,260
Adjusted EBITDA Loss	$(4,977,600)	$(5,805,351)

Reconciling of Adjusted EBITDA Loss to Net Loss for the nine months period ended September 30, 2023, included (i) depreciation and amortization of $446,072, primarily depreciation and amortization of the acquired intellectual property Portfolio, (ii) share-based compensation of $443,868, (iii) forfeiture of deferred compensation of $367,803, iv) deferred offering cost write-off of $1,026,012 and (v) interest expense of $899,489.

Reconciling of Adjusted EBITDA Loss to Net Loss for the nine months period ended September 30, 2022, included (i) depreciation and amortization of $149,675 (ii) share-based compensation of $1,737,990, (iii) a contra expense for the forgiveness of stockholders of payables of $510,000 and (iv) interest expense of $1,217,595.

Adjusted EBITDA

For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, the adjusted EBITDA loss decreased to $5,155,081from $5,805,351, or $650,270. The decrease in adjusted EBITDA loss was attributed to a decrease in sales and marketing staff with related expenses and technology costs and lower administrative costs related to the Company going public, such as an annual audit.

Cash Flows, Liquidity and Capital Resources

The Company believes it does not have sufficient cash to meet working capital and capital requirements for at least twelve months from the issuance date of these financial statements.

Historically, the Company’s liquidity needs have been met by the sale of common shares, the issuance of common shares through the exercise of warrants, and issuance of convertible note payable. Without a new loan or other equity support, the Company would not be able to support the current operating plans through twelve months from the issuance date of these financial statements. No assurance can be given at this time, however, as to whether we will be able to raise new equity or loan support.

For the nine months ended September 30, 2023, the Company’s operations lost approximately $7.4 million. The Company generated negative cash flows from operations of approximately $2.8 million for the nine months ended September 30, 2023, of which approximately $2.5 million were non-cash expenses including approximately $849,000 related to the write-off of deferred offering costs included in net cash used in financing activities.

As of September 30, 2023, NYIAX had total current assets of approximately $280,000 of which approximately $169,000 was cash and total current liabilities of approximately $7.2 million of which approximately $2.1 million was convertible notes payable and accrued payment in kind interest payable in the Company’s common shares.

For the nine months ended September 30, 2023, and the nine months ended September 30, 2022, net cash used in operating activities was $ 2,793,551 and $4,753,434, respectively.

For the nine months ended September 30, 2023, the net cash used was principally on account of the net loss of $7,425,238 less share-based compensation of $443,868, deferred offering cost write-off of $1,026,012, debt discount amortization $713,681, accrued P-I-K interest $185,838, depreciation and amortization of $446,072, bad debt expense $106,959, partially offset by founders forfeiture of deferred compensation of $367,803, decreases in accounts receivable of $1,760,827 and prepaid expenses of $85,997, and an increase in accounts payable and accrued expenses of $238,244.

For the nine months ended September 30, 2022, the net cash used was principally on account of the net loss of $8,400,611 less share-based compensation of $1,737,990, debt discount amortization of $900,979. Accrued PIK Interest of $316,765, decrease in accounts receivable of $1,549,366, partially offset by decrease in accounts payable of $342,088 and increase in prepaid expenses of $165,286.

Net cash provided by financing activities for the nine months ended September 30, 2023 and the nine months ended September 30, 2022, were $2,170,000 and $2,201,847, respectively. For the nine months ended September 30, 2023, the net cash provided by financing activities was from sales of convertible notes payable of $2,170,000. For the nine months ended September 30, 2022, the net cash provided by financing activities was from the proceeds from sales of convertible notes payable of $1,237,400, exercise of stock warrants in the amount of $1,285,832 and partially offset by deferred offering costs of $321,385.

Future capital requirements will depend on many factors, including the Company’s rate of revenue growth and its level of expenditures. Additionally, the Company is planning an initial public offering of its common stock. To the extent that the offering is not successful, or that existing capital resources, revenue growth and cash flow from operations are not sufficient to fund future activities, the Company may need to raise additional funds through equity or debt financing or curtail expenses. On October 31, 2023, NYIAX filed an amended Registration Statement on Form S-1 with plans to issue 1.875,000 shares of its common stock at a price of $4.00 per share. No assurances can be provided that any additional funding or alternative financing will be available at terms acceptable to the Company, if at all.

Management must evaluate whether there are conditions or events considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Based upon the factors as discussed above, substantial doubt exists regarding the Company’s ability to continue as a going concern through twelve months from the issuance date of these the financial statements. Management has taken certain steps, and is prepared to take additional steps as deemed necessary to reduce its cash burn by curtailing certain aspects of its existing operations or limiting its expansion activities. The financial statements for the period ended September 30, 2023, do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The Company is also subject to certain business risks, including dependence on key employees, competition, market acceptance of the Company’s platform, ability to source demand from buyers of advertising inventory and dependence on growth to achieve its business plan.

During the nine-month period ended September 30, 2023, the Company sold convertible notes payable:

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

$1,970,000 of 2023B Convertible Note Payable were sold.

Convertible Note payable – stockholder, founder / related party

On September 25 , 2023, Mark Grinbaum, a founder, shareholder, and service provider, agreed to loan the Company $100,000, with interest accruing at the annual rate of 4%, due in 60 days, or upon trading of the Company’s common stock on the NASDAQ Exchange, whichever is sooner. On October 26, 2023, the Company and Mark Grinbaum further agreed that upon trading of the Company’s common stock on the NASDAQ Exchange, the convertible notes payable to Mark Grinbaum and related interest convert to NYIAX common shares at $4.00 per share. The loan was not recorded as of September 30, 2023, as the funds were received on October 2, 2023. The short-term loan will provide additional short-term funding for operations during completion of the public offering process.

On October 26, 2023, Carolina Abenante, a founder, shareholder, officer and director, agreed to loan the Company $100,000, with interest accruing at the annual rate of 4%, due in 60 days, or upon trading of the Company’s common stock on the NASDAQ Exchange, whichever is sooner. Upon trading of the Company’s common stock on the NASDAQ Exchange, the convertible notes payable to Carolina Abenante and related interest convert to NYIAX common shares at $4.00 per share. The funds have been received. The short-term loan will provide additional short-term funding for operations during completion of the public offering process.

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

Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of September 30, 2023, as material weaknesses exist in the Company’s internal control over financial reporting and disclosures. These weaknesses are that the Company was unable to provide a timely financial reporting package in connection with the year end audits and quarterly reviews. In addition, the Company identified material weaknesses in the revenue recognition process, expense reimbursement controls as well as errors over financial reporting which required the Company to restate its condensed statement of cashflows for the periods ended March 31, 2023 and June 30, 2023, and its prior years financial statements. These errors related to material adjustments over the Company’s accounting of deferred offering cost, debt discount, share-based payment awards and related disclosures. This was primarily the results of the Company’s lack of documentation of internal control in place, limited accounting personnel and lack of segregation of duties. Because of continued material weaknesses in our internal control over the completeness of contract recording and accounting personnel that lack experiences in SEC reporting regulation. Additionally, for the year ended December 31, 2022, there were material weaknesses identified in the Company’s Information Technology General Controls (“ITGCs”). The control deficiencies identified were over the design of internal controls surrounding user access security, and change management for the Company’s internally developed applications and external financial-based software used by the Company. These deficiencies were in regards to user access provisioning, terminations, user access review, change management, segregation of duties of developers and migrators. The Company’s ITGCs were not designed and not operating effectively to ensure (i) appropriate segregation of duties were in place to perform program changes and (ii) activities of individuals with access to modify data and make program changes not being appropriately monitored.  These control deficiencies aggregated to a Material Weakness for Information Technology General Controls for absence and limited or no presence of compensating IT Controls that mitigate the risk associated with the IT deficiencies. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

Changes in Internal Controls over Financial Reporting

During the nine-month period ended September 30, 2023, the Company hired a new controller in January 2023 following the resignation of our former controller in December 2022.

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

On February 14, 2023, the Registration Statement on Form S-1 filed by the Company with the SEC was declared effective by the SEC. The Company planned to offer 1,850,000 shares of common stock (or 2,127,500 shares of common stock if the underwriters exercised their over-allotment option in full) at a price of $5.00 per share, for an aggregate offering of $9,250,000 (the “Offering”). The Company’s financial advisor, representative and lead underwriter for the Offering was Boustead Securities LLC (“Boustead”). Boustead had informed the Company of its decision not to proceed with pricing of the Company’s Offering. In addition, because the Offering was not timely priced, the Company was informed by NASDAQ on March 7, 2023 that it would not be in compliance with NASDAQ listing requirements and therefore the Company could not currently be listed on the NASDAQ. The Company has determined to continue to pursue an initial public offering (“IPO”) and NASDAQ listing of its securities as well as other possible financing alternatives. On April 12, 2023, the Company engaged Spartan Capital Securities, LLC (“Spartan”), as lead underwriter, deal manager and investment banker for the Company’s IPO. On October 6, 2023 Spartan terminated its engagement with the Company and on October 9, 2023 the Company engaged Westpark Capital, Inc. (“Westpark”), which was previously a joint book runner for the IPO, as lead underwriter, sole deal manager and investment banker for the Company’s IPO. There can be no assurance that we will be able to complete an IPO in the near future, if at all.

Although the Company has entered into a contingent settlement agreement and release with Boustead, if this Offering is not consummated, Boustead may initiate a lawsuit claiming commissions owed to them by the Company and the Company may initiate litigation against Boustead.

On September 20, 2023, the Company entered into a settlement agreement and release with Boustead (the “Boustead Agreement”) to settle any and all potential claims and counterclaims by and between the Company and Boustead with respect to the Engagement Letter dated March 23, 2021. The Company and Boustead have agreed to a contingent mutual release and waiver of claims in exchange for a cash payment of $515,000 by the Company to Boustead as a deduction from the offering proceeds upon consummation of the Company’s IPO. The Boustead Agreement also provides Boustead that certain indemnifications included under Section 4 of the Engagement Letter continue. Unless otherwise amended, the Boustead Agreement shall be deemed null and void in the event the Company’s IPO is not consummated by December 31, 2023. If the settlement is finalized with the consummation of the Company’s initial public offering, the Company does not anticipate any additional charges related to this threatened litigation.

In the event the IPO and settlement agreement and release with Boustead Securities is not consummated, Boustead may continue to claim that the Company owes or will owe Boustead approximately $1 million for commissions on funds privately raised by the Company during its engagement with Boustead and approximately $1,230,000 if the Company completes an IPO with another underwriter.

The Company disputes the amounts owed that have been claimed by Boustead and further is of the belief that if any commissions are due to Boustead, they would be significantly less that the amounts claimed by Boustead.

If the settlement is finalized with the consummation of the Company’s initial public offering, the Company does not anticipate any additional charges related to this threatened litigation.

Westpark and one of our directors have been named as respondents in a pending FINRA arbitration case, which could have a perceived negative effect on us or on our business.

Westpark Capital, Inc. (“WestPark”) and Robert Ainbinder, Jr., a director of the Company since April 2016, are respondents in a pending FINRA arbitration case (the “Arbitration”). The Arbitration was initiated in March 2023 by a group of investors in NYIAX alleging, among other allegations, that Mr. Ainbinder, WestPark Capital, Inc., and Mr. Ainbinder’s brother, committed fraud, breached contracts, and breached fiduciary duties inducing the claimants to invest in NYIAX, in relation to certain investments made by the claimants, while Mr. Ainbinder was a director of the Company and a broker at WestPark. Mr. Ainbinder informed the Company of the claims in August 2023. The claimants are seeking recovery of approximately $1.23 million, $850,000 of which represents investments made by the claimants more than six (6) years prior to initiation of the Arbitration. NYIAX is not a party to the Arbitration nor has the Company been named at this time in any related legal proceeding. Both Westpark and Mr. Ainbinder have denied any liability and both WestPark and Mr. Ainbinder have made a motion to dismiss the Arbitration. Until the Arbitration is resolved, it could potentially have a perceived negative impact on us or on our business.

We have incurred net losses and experienced net cash outflows from operating activities. If we do not effectively manage our cash and other liquid financial assets, execute our plan to increase profitability and obtain additional financing, we may not be able to satisfy repayment requirements on our obligations.

We have historically incurred operating losses, experienced cash outflows from operations and we have accumulated deficit. Our net loss was approximately $7.4 million for the nine months ended September 30, 2023, $11.1 million for the year ended December 31, 2022, $13.5 million for the year ended December 31, 2021, and $6.2 million for the year ended December 31, 2020. As of September 30, 2023 and December 31, 2022, the Company had negative working capital of approximately $6.7 million and approximately $4.6 million, respectively, of which approximately $2.1 million and $2.4 million were non-cash liabilities consisting of convertible notes payable and payment in kind interest. The Company has also been historically reliant on sales of debt or equity securities to fund its working capital obligations. As a result, the Company is of the opinion that it will not have sufficient cash to meet working capital and capital requirements for at least twelve months from the date of this prospectus unless it is able to raise additional capital. Management has implemented various efforts to improve liquidity and conserve cash, including the sale of convertible notes and reducing staffing levels. Because we are not yet producing sufficient revenue to sustain our operating costs, we are dependent upon raising capital to continue our business. If we are unable to raise additional capital, increase revenue and reduce operating expenses we may not be able to continue as a going concern. See page 52 for the Going Concern, Liquidity and Capital Resources section of the Management Discussion and Analysis of Financial Condition and Results of the of Operations for further discussion of the Company’s liquidity and capital resources.

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

As of September 30, 2023 two Media Buyers represented 36% and 25% of accounts receivable. As of September 30, 2023, two Media Sellers represented 80% and 10% of accounts payable. For the nine months ended September 30, 2023, two customers represented 50% and 11% of revenue, net.

As of December 31, 2022, two Media Buyer represented for 67% and 20% of accounts receivable. As of December 31, 2022, two Media Sellers represented of 61% and 8% of accounts payable.

For the nine months ended September 30, 2022 one customer represented 88% of revenue, net.

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

Our revenue can vary greatly from period to period and it is dependent on several factors, including on our business development team and the Media Contracts. Our net revenue decreased sequentially quarter on quarter in 2022 and 2023.

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

In addition, our revenue from quarter to quarter has decreased for the three quarters ended September 30, 2022 and the two quarters ended June 30, 2023, and increased for the quarter ended December 31, 2022, and September 30, 2023, as follows:

March 31, 2022	$485,065
June 30, 2022	339,423
September 30, 2022	124,987
December 31, 2022	374,830
March 31, 2023	138,037
June 30, 2023	88,977
September 30, 2023	97,820

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

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We would remain an emerging growth company for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any September 30 before that time, we would cease to be an emerging growth company as of the following December 31.

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

The portfolio of patents and trade secrets purchased from Network Foundation Technologies, LLC have a high level of Intellectual Property (“IP”) risk.

All patents are subject to risk factors that may diminish their value.

Before purchasing the portfolio of patents and trade secrets from Network Foundation Technologies, LLC (“Nifty”), the Company retained an independent valuation firm to perform a risk assessment of the portfolio of patents and trade secrets purchased from Nifty. Each patent in the portfolio was read and assessed based on a set of risk criteria (including, but not limited to, IP status, type of infringement, infringement detection, substitutes and market readiness). The valuation firm applied scores and weights based on the assessment to generate an IP risk adjustment factor and this percentage is applied directly to the net present value of the patents (an IP risk adjustment factor with a lower percentage indicates less risk). The valuation firm determined a possible discount rate range was between twenty five percent (25%) and ninety per cent (90%) (with a lower percentage is better) and the valuation firm applied a risk assessment discount rate of eighty two percent (82%) to patents acquired from Nifty. The valuation firm’s assessment indicated the patents acquired from Nifty have a high level of IP risk, primarily due to the age of the patent portfolio and patent expirations before the end of the licensing term. The valuation firm determined that other factors that lowered the score of the patents acquired from Nifty include: smaller size of the portfolio; infringement detection; and the potential for invent-on-top IP from competitor. To compensate for the high risk, the company is reviewing various plans to update and expand the portfolio with new patent filings. As of the date of this prospectus, the Company has not adopted a plan to expand the portfolio with new patent filings. The cost to update and expand the new patents can be significant and there can be no assurance that we will be successful in updating and expanding the portfolio with new patent filings. See “Business — Intellectual Property” beginning on page 78 of this prospectus for information on expired patents.

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

Convertible Note payable – stockholder, founder / related party

On September 25, 2023, Mark Grinbaum, a founder, shareholder, and service provider, agreed to loan the Company $100,000, with interest accruing at the annual rate of 4%, due in 60 days, or upon trading of the Company’s common stock on the NASDAQ Exchange, whichever is sooner. On October 26, 2023, the Company and Mark Grinbaum further agreed that upon trading of the Company’s common stock on the NASDAQ Exchange, the convertible notes payables to Mark Grinbaum and related interest convert to NYIAX common shares at $4.00 per share The loan was recorded as of September 30, 2023 as a note payable – stockholder. . The funds were received on October 2, 2023. The short-term loan will provide additional short-term funding for operations during completion of the public offering process.

On October 26, 2023, Carolina Abenante, a founder, shareholder, officer and director, agreed to loan the Company $100,000, with interest accruing at the annual rate of 4%, due in 60 days, or upon trading of the Company’s common stock on the NASDAQ Exchange, whichever is sooner. Upon trading of the Company’s common stock on the NASDAQ Exchange, the convertible notes payables to Carolina Abenante and related interest convert to NYIAX common shares at $4.00 per share. As of the date herein, the funds have been received. The short-term loan will provide additional short-term funding for operations during completion of the public offering process.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2023.

Person	Capacity	Date

/s/ Christopher Hogan	Interim Chief Executive Officer,	November 14, 2023
Christopher Hogan	President and Chief Operating Officer
(Principal Executive Officer)

/s/ William Feldman	Chief Financial Officer and Treasurer	November 14, 2023
William Feldman	(Principal Financial and Accounting Officer)