Form 10-K
period 2023-12-31
NYIAX, INC.
filed 2024-08-22
CIK 1679379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 001-41626

NYIAX, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-0547534
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

900 Easton Ave. STE 26-1088
Somerset NJ 08873-1760

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There was no market for the common stock of the company and no public sales of common stock effected by the company within the fiscal year ended December 31, 2023.

As of August 15, 2024, there were 15,690,719 shares outstanding of the registrant’s common stock, par value $0.0001 per share.

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

NYIAX plans to follow the new industry standards around third- party cookies and data and intends to support the emerging solutions for campaigns and transaction on the NYIAX platform.

Our Growth and Scale Strategy

NYIAX focuses on the below areas to enable growth and scale of the NYIAX platform for its clients and partners.

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

Our Platform

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

Further, the NYIAX platform capture campaign, planning, inventory discovery negotiations between buyer and seller contract creation, delivery of the campaign, reconciliations of campaign metrics, and payment distribution to seller by the buyer. NYIAX utilizes blockchain (Hyperledger) to record the contract creation and smart contracts to enable the reconciliation of the campaign and payment.

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

How Participants Use the NYIAX Platform

Buy-Side

Media Buyers can view the current market via filters. Initially, the most common method will be for a Media Buyer to use different filters to see what instruments are available at various prices. However, a Media Seller could give the buyer a particular symbol, which is visible in the standard public market, or only available in a limited private market with a discounted price, mirroring the Private Marketplace Deal ID1 mechanism currently used in the current Real Time Bidding environment. In addition to the general instrument attributes, advertisers can specify their potential Media Buyers, which will then be matched against any existing restrictions, referred to as blocklists (which allow ads to be prevented from running on specific websites and apps), set by the Media Seller.

1	marketingland.com/navigating-modern-ad-serving-stack-part-3-private-marketplaces-deal-id-128234, “Deal ID” is a component of the Real Time Bidding technology standard (Open Real Time Bidding). It allows publishers to take their inventory off the open auction and place it in an invitation-only area.

Sell-Side

NYIAX helps Media Sellers create Ad Instruments (listings) on the exchange, based on current forecasting and sales packages. If Media Sellers are already offering Automated or Programmatic Guaranteed packages, we can utilize those either directly in NYIAX’s platform or through integration with their existing vendor. For the initial launch period with any new seller, we will provide these services to Media Sellers on a fully managed basis through our upload tools. In the longterm, we expect the Media Sellers to be able to create their own instruments or push from an existing Automated Guaranteed system as self-service.

The NYIAX Platform enables the Media Buyers and Sellers the ability to transact similar to other types of markets, which can require payment on the sale or on any aspect of payment settled between Media Buyer and Seller within the order book and is a significant change compared to the advertising industry’s current payment terms.

Further, our contract (direct2, RFP3 and RFQ4) market is focused on the underserved and highly manual direct transactions that continue to exist in the high value portion of the advertising market. These are conducted via known counterparties and consist of upfront buys typically conducted in advance and in bulk toward the beginning of the year and ongoing individual buys purchasing inventory for a specific quarter or month.

Below is a snapshot of the Platform Workflow:

2	Direct marketing consists of any marketing that relies on direct communication or distribution to individual consumers, rather than through a third party such as mass media. Mail, email, social media, and texting campaigns are among the delivery systems used. It is called direct marketing because it generally eliminates the middleman, such as advertising media.

3	A request for proposal (RFP) is a business document that announces a project, describes it, and solicits bids from qualified contractors to complete it. Most organizations prefer to launch their projects using RFPs, and many governments always use them.

4	A request for quote (RFQ), also known as an invitation for bid (IFB), is a process in which a company solicits select suppliers and contractors to submit price quotes and bids for the chance to fulfill certain tasks or projects. The RFQ process is especially important to businesses that need a consistent supply of a specific number of standard products. Companies may send RFQs alone or before a request for proposal (RFP).

Our Technology

The key differentiators of the NYIAX technology include the following.

●	Promotes transparency in the supply chain with interoperability between multiple blockchain implementations.

●	Standardizes contract types including key variable contract terms, creating increased liquidity and compliance for market participants.

●	Enables rapid development and deployment of capital markets rigor through cloud and container-based architecture.[25]

●	Reduces reconciliation and manual task costs for buyers and sellers, with automation of contract workflow.

●	Enables contract and data compliance capabilities for the full contracting lifecycle with standard financial exchange grade technology via Nasdaq licensed technology.

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

Market Dynamics

The advertising industry has grown significantly in the past twenty years. According to Statista(a frequently quoted research company which claims to source information of over 1,000,000 statistics on over 80,000 topics from more than 22,500 sources in over 150 countries), the total global advertising spend for 2023 was over 918.18 billion US dollars and for 2024 it is estimated to reach 989.8 billion US dollars a 7.8% growth over the prior year. Additionally, eMarketer (a frequently quoted research company which claims to source information from 3,000 sources), published in October of 2023 that digital advertising spend worldwide was estimated to increase by 10.7% for 2023 as a percentage of total advertising spend and in March of 2024 revised their estimate to a 12% increase as a total of advertising spend and has estimated a continued increase in global digital spend to 12.2% for 2024 as a total of advertising spend. US Internet advertising revenues reached a record-high of $225 billion, increasing by 7.3% year-over-year overall between 2022 and 2023, according “IAB Internet Advertising Revenue Report: Full Year 2023”, which was released on April 16, 2024 by IAB/PwC. The report found that Q4 of 2024 growth rate of 12.3% from the year prior (4.4%), with revenues rising to $64.5 billion where the US continues to be largest market for digital advertising lead by Retail Media revenues 16% y/y growth in advertising revenues, reaching $43.7 billion in 2023, Video advertising revenue (10.6%) y/y growth, $52.1 billion in 2023, and Audio advertising growth of 18.9% to reach $7 billion.

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

Recently about fifty percent (50%) of all equity trading took place off exchange. (The Value of Off-Exchange Data Thomas Ernst, Jonathan Sokobin and Chester Spatt, April 26, 2021). The joint patent between Nasdaq and NYIAX could extend to new market sectors where the technology may enable efficient buy and sell matching through price discovery of complex contracts, thereby enabling efficient and effective regulatory compliance, audit and clearing. Price discovery, transparent and orderly buying and selling within markets enable liquidity, market making, capital investment, compliance and auditability6. We currently have no concrete plans to extend our platform to other industries other than advertising. If we were to utilize our technology for other industries and with complex contract typologies, then we would require a legal and regulatory review.

The illustration below describes how NYIAX creates a durable instrument with media as an example.

6	Randall Dodd, Markets: Exchange or Over-the-Counter, February 24, 2020.

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

We provide notice through our privacy policies and notices, which can be found on the new website at www.NYIAX.com. As stated in our privacy policy, we do not collect information, such as names, addresses or telephone phone numbers, for providing our advertising services that can be used directly to reveal the identity of the underlying individual. We take steps not to collect and store such information (although on occasion, our publishers voluntarily share information of their consumers with us and in such circumstances, we require the publishers to have obtained all necessary consents for such sharing). Our advertising and reporting rely on information that does not (and we do not attempt to associate this information with other information that can identify such individuals). We currently do not collect and we do not store IP addresses, geo-location information, and device identifiers that are considered personal data or personal information under the privacy laws of some jurisdictions or otherwise may be the subject of current or future data privacy legislation or regulation. The definition of personally identifiable information, personal information, or personal data, varies by jurisdiction and continues to evolve in ways that may require us to adapt our practices to avoid violating laws or regulations related to the collection, storage, and use of consumer data. As a result, our technology platform and business practices must be assessed regularly against a continuously evolving legal and regulatory landscape, and we have adopted strong data minimization practices that mitigate our compliance risks.

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

Human Capital

As of August 15, 2024 we have 6 full-time employees and 8 contractors.

Through TriNet, our PEO, or professional employer organization, NYIAX offers a full range of benefits to our employees and employees are required to adhere to our ethics policies and are continually evaluated against goals and objectives by our chief executive officer.

Available Information

We maintain an internet website at www.nyiax.com. We do not intend the address of our website to be an active link or to otherwise incorporate the contents of our website into this Annual Report. You may also find all of the reports that we have filed electronically with the SEC at their internet site www.sec.gov.

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

Moreover, on December 8, 2017, NYIAX and Nasdaq jointly filed a patent application for a US patent (Applicants: Nasdaq Technology AB and NYIAX, Inc.), which represents NYIAX and Nasdaq’s combined effort and innovation to extend financial buying and selling platforms in order to bring any type of asset class on exchange. The application was subsequently published on June 13, 2019 and a patent was issued on March 31, 2020 (Patent No. 10,607,291). This joint ownership of innovation and enhancements to the buying and selling platforms extends NYIAX and Nasdaq’s technology cooperation not just for advertising and media, but also for future consideration of other complex contract types which can be bought and sold on a buying and selling platforms. The inventors of the patent are Richard Payne, Valery Gridnev from Nasdaq Technology AB and Mark Grinbaum, Carolina Abenante and Sergey Tsoy from NYIAX. We currently have no concrete plans to extend our platform to other industries other than advertising.

On July 8, 2023, the Company completed the purchase of a portfolio of patents and trade secrets (the “Portfolio”) from Network Foundation Technologies, LLC (“NIFTY”). The Company issued 2,000,000 shares of its common stock to NIFTY as consideration for the Portfolio. The 2,000,000 shares of common stock of NYIAX have various registration restrictions and provisions for the clawback of shares by the Company in certain events as set forth in the Asset Purchase Agreement. In 2007, a NYIAX director, Thomas F. O’Neill., and a NYIAX officer, Mark Grinbaum, Co-Founder and Executive Vice President of Financial Products, purchased approximately 0.17% (acquired for $50,000) and 0.35% (acquired for $100,00) of NIFTY, respectively and owned these amounts as of July 8, 2023. Neither Mr. O’Neill nor Mr. Grinbaum were a director or officer of NIFTY.

The Portfolio consists of a portfolio of eighteen (18) patents and trade secrets, of which six of the patents are active. The Company will amortize the active patents over their useful lives.

The Company will use the Portfolio to enhance its offerings for the buying and selling of media, advertising audience, and advertising inventory. Additionally, the Company will use the Portfolio acquired from NIFTY to create new revenue streams in markets such as: (i) market data, (ii) streaming media (advertising, livestreaming and video-on-demand), and (iii) the webinar market. NYIAX engaged an intellectual property valuation company to assess the potential opportunities of the patents and trade secrets prior to our acquisition of the patents and trade secrets.

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

Risks Related to Our Business

There can be no guarantee that the Company will be successful in securing capital.

The Company requires additional capital. The Company believes it does not have sufficient cash to meet working capital and capital requirements for at least twelve months from the issuance of these financial statements.

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

For the years ended December 31, 2023 and 2022, the Company’s operations lost approximately $8.7 million and $11.1 million, respectively, of which approximately $2.7 million and $4.1 million, respectively, were non-cash expenses, net.

The Company generated negative cash used in operating activities of approximately $3.3 million for the twelve months ended December 31, 2023 and generated negative cash used in operating activities of approximately $5.3 million for the twelve months ended December 31, 2022. Historically, the Company’s liquidity needs have been met by the sale of convertible notes payable, common shares, and the issuance of common shares through the exercise of warrants.

As of December 31, 2023, NYIAX had total current assets of approximately $323,000, of which approximately $55,000 was cash and total current liabilities of approximately $7.9 million, of which approximately $2.4 million was convertible notes payable, accrued interest, and payables to shareholder-founders, all payable-in-kind of the Company’s shares.

To enable the Company to meet immediate capital requirements until longer term requirements can be met, during the second quarter of 2024, the Company sold convertible notes for the 2024A Convertible Notes Payable offering and during the third quarter the Company sold convertible notes for the 2024B Convertible Note Offering. The Company sold approximately $1.3 million of the 2024A Convertible Note Payable and as of August 15, 2024, the Company sold approximately $0.2 million of the 2024B Convertible Note Payable offerings.

We have incurred net losses and experienced net cash outflows from operating activities. If we do not effectively manage our cash and other liquid financial assets, execute our plan to increase profitability and obtain additional financing, we may not be able to satisfy repayment requirements on our obligations.

We have historically incurred operating losses, experienced cash outflows from operations and we have accumulated deficit. Our net loss was approximately $8.7 million for the twelve months ended December 31, 2023, $11.1 million for the year ended December 31, 2022, $13.5 million for the year ended December 31, 2021, and $6.2 million for the year ended December 31, 2020.

As of December 31, 2023, the Company had negative working capital of approximately $7.6 million of which approximately $2.4 million were convertible notes payable, accrued interest, and note payable, stockholder, all payable-in-kind of the Company’s shares.

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

If we are unable to raise additional capital, increase revenue and reduce operating expenses we may not be able to continue as a going concern. See page 40 for the Going Concern, Liquidity and Capital Resources section of the Management Discussion and Analysis of Financial Condition and Results of the of Operations for further discussion of the Company’s liquidity and capital resources.

We will not be able to execute our business plan or stay in business without additional or adequate funding.

Our ability to successfully develop our business, generate operating revenues and achieve profitability will depend upon our ability to obtain the necessary or adequate financing to implement our business plan. We will require financing through the issuance of additional debt and/or equity to implement our business plan, including identifying, acquiring and distributing consumer products, building inventory, hiring additional personnel as needed and eventually establishing profitable operations. Such financing may not be forthcoming. As has been widely reported, global and domestic financial markets and economic conditions have been, and continue to be, distressed and volatile due to a variety of factors, including, but not limited to, economic conditions triggered by the COVID-19 pandemic, supply-chain disruptions, high inflation, and rising interests. As a result, the cost of raising money in the debt and equity capital markets may increase while the availability of funds from those markets could diminish significantly, even more so for smaller companies like ours. If such conditions and constraints exist, we may not be able to acquire funds either through credit markets or through equity markets and, even if financing is available, it may not be available on terms which we find favorable. Failure to secure funding when needed will have an adverse effect on our ability to meet our obligations and remain in business.

We may be subject to litigation from time to time during the normal course of business, which may adversely affect our business, financial condition and results of operations.

Currently, WestPark, the Company, and one of our directors are named defendants in a pending U.S. District Court case, which could have a negative effect on us or on our business.

On November 17, 2023, certain individual investors in NYIAX filed a complaint in the United States District Court for the Southern District of New York (the “Complaint”) against Westpark Capital, Inc., the Company, Robert Ainbinder, Jr., a director of the Company since April 2016, and Robert Ainbinder, Jr.’s brother, alleging claims of violation of securities law, common law fraud and negligence. The case underlying the Complaint was earlier the subject of a FINRA arbitration case, without NYIAX as a party to the FINRA arbitration case, subsequently withdrawn and filed in the United States District Court for the Southern District of New York.

The Company has concluded that it is not possible to assess the likelihood of a loss at this time. The case underlying the Complaint could impede our ability to raise funds and may have a material adverse effect on the Company’s business, financial condition, operating results, or cash flows. The Company intends to vigorously defend its positions. However, there can be no assurances that the Company’s contentions and affirmative defenses in response to claims will be successful in the Court or in arbitration. A copy of the Complaint will be sent to any investor free of charge upon e-mail request to the Company at info@nyiax.com.

A Former Underwriter may initiate a lawsuit to recover amounts it claims are owed pursuant to its engagement by the Company and the Company may initiate litigation against the Former Underwriter.

A Former Underwriter claims that the Company owes or will owe the Former Underwriter approximately $1 million for commissions on funds privately raised by the Company during its engagement with the Former Underwriter and approximately $1.2 million if the Company completes an IPO with another underwriter.

The Former Underwriter may continue to claim that the Company owes or will owe the Former Underwriter approximately $1 million for commissions on funds privately raised by the Company during its engagement with the Former Underwriter and approximately $1.2 million if the Company completes an IPO with another underwriter.

There can be no assurance that the Former Underwriter will not initiate a lawsuit to recover the amounts it claims are owed and any such litigation could impede our ability to complete an IPO and could negatively affect our financial condition. There can be no assurance that the Company will prevail in any lawsuit it commences against the Former Underwriter. The Company disputes the amounts owed that have been claimed by the Former Underwriter and further is of the belief that if any commissions are due to the Former Underwriter, they would be significantly less than the amounts claimed by the Former Underwriter. It is reasonably possible that the Company and the Former Underwriter will end up in litigation over claims by the Former Underwriter against the Company and claims by the Company against the Former Underwriter. Litigation is expensive and time consuming with uncertain outcomes.

The Former Underwriter may not release us from its ROFR under our engagement letter agreement.

The Company executed an engagement letter with the Former Underwriter that terminates on the later of (i) eighteen (18) months from the date executed (March 23, 2021) or (ii) twelve months from the completion date of the IPO and the term may be extended pursuant to the engagement letter. The Company agreed that the advisor shall have the right of first refusal (ROFR) for two (2) years from the consummation of a transaction or termination or expiration of the Engagement Letter to act as advisor or as joint financial advisor under at least equal economic terms to the Engagement Letter. The Former Underwriter has a right of first refusal (“ROFR”) pursuant to the initial engagement letter agreement entered into by and between the Company and the Former Underwriter.

There can be no assurance that the Former Underwriter will release us from the ROFR or that our ability to complete an IPO will not be impeded as a result.

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

We employ a U.S. based development company, BWSoft Management LLC, (“BWSoft”) with employees around the world, including Russia. In late February 2022, Russia launched a large-scale military attack on Ukraine. In response to the military action by Russia, various countries, including the United States, issued broad-ranging economic sanctions against Russia. Such sanctions included, among other things, a prohibition on doing business with certain Russian companies. The war in Ukraine and related sanctions imposed on Russia could limit our ability to transact with our developer that has employees located in Russia. Currently, BWSoft is not under sanctions. The Company, along with BWSoft carefully monitors regulation initiatives. In the event of future sanctions, BWSoft and NYIAX will react accordingly to provide consistent and safe development services to NYIAX. We are currently reviewing other options for our external development. If our developer were to terminate the employment of these development team members located in Russia, such termination could disrupt or delay the development of incremental features to our platform, increase our costs, or force us to shift development efforts to resources in other geographies that may not possess the same level of cost efficiencies. Additionally, as of the date of this prospectus, there are no import or export control restrictions applicable to our business or our relationship with BWSoft.

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

Following the resignation of a Board member on April 30, 2024, and the appointment of three (3) new independent members, the Company’s Board consists of two long-term members that are also included as management, the new chief executive officer, and three (3) new independent members. The new directors have not worked together or with management. The new directors will have different backgrounds, experiences and perspectives from those individuals who have historically served on our Board and may have different views on the direction of our business. The effect of implementation of those views may be difficult to predict and may result in conflict amongst the Board members or with management, at least in the short term, and could result in disruption of the strategic direction of our business.

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

Fee pressure would be any pressure from publishers or advertisers to reduce the percentage that NYIAX would receive due to the downturn of the value of instruments or specific instruments including mismatched pricing. Fee pressures also have to do with the cyclicality of the advertising market, which is dependent upon the spending based on the particular time of the year. Any fee pressure could have a material adverse impact on the Company’s business and results of operations.

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

Artificial Intelligence May Have Risks to the Company’s Operations and Profitability

As Artificial Intelligence (AI) evolves, AI laws, regulations, and standards all may impact the Company’s productivity and profitability as well as have an impact on increased cybersecurity risks and social and ethical challenges from reliance on third-party AI systems. The Company is studying AI and its potential impacts.

We depend on a limited number of customers and the loss of one or more of these customers could have a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2023, three Media Sellers represented approximately 46%, 14% and 7% respectively of our revenue, net. As of December 31, 2023, three Media Buyer represented 34%, 25% and 18% of our accounts receivable. As of December 31, 2023, two Media Sellers represented 80% and 10% of our accounts payable.

As of December 31, 2022, three Media Sellers represented approximately 51%, 12% and 10% respectively of our revenue, net. As of December 31, 2022, two Media Buyer represented for 67% and 20% of accounts receivable. As of December 31, 2022, two Media Sellers represented 61% and 8% of accounts payable.

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

Revenue is also dependent upon the cumulative effort of business development employees driving revenue relationships to the Company. The Company does not currently have a book of repeatable business and as such revenue is substantially dependent upon business development headcount driving relationships and new transactions.

Obtaining new Media Contracts is dependent on several factors, including on our new business development (sales and representatives) team, which headcount has decreased from eleven at December 31, 2021 to three at March 31, 2023. (At March 31, 2021, the business development headcount was one and revenue for the three-month period ended March 31, 2021 was nil.)

In addition, our revenue from quarter to quarter has decreased for quarters ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, and June 30, 2023, and increased for the quarters ended December 31, 2022, September 30, 2023, and December 31, 2023 as follows:

31-Mar-22	$485,065
30-Jun-22	339,423
30-Sep-22	124,987
31-Dec-22	374,830
For The Year Ended December 31, 2022	$1,324,305

31-Mar-23	$138,037
30-Jun-23	88,977
30-Sep-23	97,820
31-Dec-23	331,266
For The Year Ended December 31, 2023	$656,100

There can be no assurance that we will be able to increase the number of Media Contracts the value per Media Contract, or our overall revenue. In the event that we are unable to increase the number of Media Contracts and/or the value per Media Contract, on our platform, we will not be able to increase revenues and may be unable to continue in business.

Our business depends substantially on the continuing efforts of our executive officers and key employees, and our business may be severely disrupted if we lose their services.

Our future success depends substantially on the continued services of our executive officers and key employees. If one or more of our executive officers and key employees are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. The loss of any of our officers, including the chief executive officer, and key employees could cause our business to be disrupted, and we may incur additional expenses to recruit and retain their replacements. On May 26, 2022, Robert E. Ainbinder resigned as our Chief Executive Officer, while he continues to serve as a Director of the Company. On the same day, Christopher Hogan, our Chief Operating Officer, was appointed Interim Chief Executive Officer and President. On January 19, 2024, Teresa Gallo was appointed Chief Executive Officer of the Company. With the recent appointment of our new Chief Executive Officer, the Interim Chief Executive Officer position previously held by Mr. Hogan has been eliminated, as planned.

Our Chief Executive Officer is new to the Company.

Our Chief Executive Officer is new to the Company and the inherent risks of a new CEO exist. On January 19, 2024, Teresa Gallo was appointed Chief Executive Officer of the Company and joined the Board of Directors on May 1, 2024. Prior to her appointment, she was not with the Company. In 2023 Ms. Gallo founded Assemblage Digital, a boutique advisory firm focused on digital marketing, commercial strategies, and revenue development for technology companies. From May 2020 to May 2023, Ms. Gallo served as Executive Vice President and General Manager at Kinneso, a technology driven marketing and advertising agency and affiliate of Interpublic Group of Companies, Inc. (“IPG”), in New York, New York. Ms. Gallo led Kinneso’s global marketplace team and was responsible for organization design, strategy, operations, revenue delivery, partnerships and market expansion of its business. From December 2018 to May 2020, Ms. Gallo served as Chief Digital Officer for Orion, a subsidiary of IPG, where she oversaw Orion’s worldwide digital business and designed the roll-out and implementation of Orion’s programmatic advertising platform for publisher and advertiser utilization. From October 2013 to July 2018, Ms. Gallo served as Senior Vice President at OpenX, a programmatic advertising platform for publishers, advertisers, and agencies. Ms. Gallo was responsible for OpenX’s global corporate business development for publishers and advertisers. Prior to joining Open X, Ms. Gallo was a founding executive at Cadreon, IPG’s first global programmatic agency and she spent over a decade at AOL in leadership roles. Ms. Gallo currently serves on the board of directors of the Rutgers University Center for Innovation Education, where she participated in framing the direction and growth of the Rutgers’s Innovation Center and its Professional Science master’s degree in data.

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

The Company, Robert Ainbinder, Jr., a director of the Company, and WestPark Capital, Inc. are named defendants in a pending case filed in the United States District Court for the Southern District of New York by a group of investors in NYIAX. From time to time in the normal course of business or otherwise, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our shareholders could receive less information than they might expect to receive from more mature public companies.

We are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

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

We have identified material weaknesses in our internal control over financial reporting in connection with the preparation of our financial statements for the periods ended June 30, 2023, March 31, 2023, and the fiscal years ended December 31, 2023 and 2022, and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate our material weakness or if we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, meet our reporting obligations, or prevent fraud. Failure to comply with requirements to design, implement and maintain effective internal controls or any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our securities.

Prior to becoming a reporting company, we were a private company and had limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. In connection with the review of our consolidated financial statements for the years ended December 31, 2023 and 2022 included in this Form 10-K, our management identified material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, we identified certain payments made that were not in accordance with our policies, including reimbursement of expenses more than amounts owed, reimbursement of expenses without adequate documentation, and inadequate reporting of amounts paid to contractors.

Specifically, the material weakness related to the following:

●	For the six-month period ended June 30 2023 and the three-month period ended March 31, 2023, the Company did not report the treatment of deferred offering costs in accordance with ASC 230, Statement of Cash Flows. In accordance with ASC 230-10-50, deferred offering cost write-off should be reflected in statement of cash flows within cash flows from operating activities and not within cash flows from financing activities as previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on July 21, 2023, and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, filed with the SEC on August 14, 2023.

●	For the year ended December 31, 2022 and as of June 30, 2023, there were material weakness identified in the Company’s Information Technology General Controls (“ITGCs”). The control deficiencies identified were over the design of internal controls surrounding user access security, and change management for the Company’s internally developed applications and external financial-based software used by the Company. These deficiencies were in regards to user access provisioning, terminations, user access review, change management, segregation of duties of developers and migrators. The Company’s ITGCs were not designed and not operating effectively to ensure (i) appropriate segregation of duties were in place to perform program changes and (ii) activities of individuals with access to modify data and make program changes not being appropriately monitored. These control deficiencies aggregated to a Material Weakness for Information Technology General Controls for absence and limited or no presence of compensating IT Controls that mitigate the risk associated with the IT deficiencies. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

The restatement matters were primarily the result of our lack of internal controls over completeness of contract recording and accounting personnel that lack experience in SEC reporting regulation.

As part of our plan to remediate these material weaknesses, we have adopted the following remediation efforts to improve our internal controls:

●	Hired incremental financial staff

●	Established separation of duties for cash payments

●	Instituted new policies for:

●	Expense and payment approvals

●	Payment procedures that include segregation of duties

●	Travel and entertainment reimbursement (revisions of previous policies)

●	Ethics

●	Reviewed payments to contractors

●	Reinforced policies regarding board approval of all material contracts

●	Will be retaining experienced accounting personnel that have experience in SEC reporting regulation after the next financing is completed.

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

Our inability to compete effectively could materially adversely affect our business and results of operations. Products or technologies developed by competitors that are larger and have more substantial research and development budgets, or that are smaller and more targeted in their development efforts, may render our products or technologies obsolete or noncompetitive. We also may be unable to market and sell our products if they are not competitive on the basis of price, quality, technical performance, execution, features, system compatibility, customized design, innovation, availability, delivery timing and/or reliability. If we fail to compete effectively on developing strategic relationships with customers, our sales and revenue may be materially adversely affected. Competitive pressures may limit our ability to transact business, raise prices, and any inability to maintain revenue or raise prices to offset increases in costs could have a significant adverse effect on our gross margin, possibly contributing to a deficit in our gross margin. Reduced sales and lower gross margins (deficits) would materially adversely affect our business and results of operations.

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

No proven ability to commercialize our intellectual property.

To date we have generated relatively limited revenues from the exploitation or commercialization of our intellectual property, particularly our patents. In addition, we recently acquired a portfolio of patents and trade secrets from Network Foundation Technologies, LLC (“Nifty”) in exchange for two million (2,000,000) shares of our common stock. To our knowledge, Nifty had not generated any revenue from the commercialization of such portfolio of patents and trade secrets and there can be no assurance that we will realize any commercial benefits or revenue from such patents and/or trade secrets.

The portfolio of patents and trade secrets purchased from Network Foundation Technologies, LLC have a high level of Intellectual Property (“IP”) risk.

All patents are subject to risk factors that may diminish their value.

Before purchasing the portfolio of patents and trade secrets from Network Foundation Technologies, LLC (“Nifty”), the Company retained an independent valuation firm to perform a risk assessment of the portfolio of patents and trade secrets purchased from Nifty. Each patent in the portfolio was read and assessed based on a set of risk criteria (including, but not limited to, IP status, type of infringement, infringement detection, substitutes and market readiness). The valuation firm applied scores and weights based on the assessment to generate an IP risk adjustment factor and this percentage is applied directly to the net present value of the patents (an IP risk adjustment factor with a lower percentage indicates less risk). The valuation firm determined a possible discount rate range was between twenty five percent (25%) and ninety per cent (90%) (with a lower percentage is better) and the valuation firm applied a risk assessment discount rate of eighty two percent (82%) to patents acquired from Nifty. The valuation firm’s assessment indicated the patents acquired from Nifty have a high level of IP risk, primarily due to the age of the patent portfolio and patent expirations before the end of the licensing term. The valuation firm determined that other factors that lowered the score of the patents acquired from Nifty include: smaller size of the portfolio; infringement detection; and the potential for invent-on-top IP from competitor. To compensate for the high risk, the company is reviewing various plans to update and expand the portfolio with new patent filings. As of the date of this prospectus, the Company has not adopted a plan to expand the portfolio with new patent filings. The cost to update and expand the new patents can be significant and there can be no assurance that we will be successful in updating and expanding the portfolio with new patent filings. See “Business — Intellectual Property” beginning on page 10 of this prospectus for information on expired patents.

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

Our technological relationship with NASDAQ is not an endorsement by NASDAQ of our company, this Offering, the value of the securities being offered, the success or failure of this Offering or the approval by NASDAQ of a listing of our Common Stock.

We have entered into commercial agreements with Nasdaq Technology AB (“NASDAQ”) to build the NYIAX platform. Our commercial relationship with Nasdaq should not be viewed as an endorsement by NASDAQ of our company, this Offering, the value of the securities being offered, the success or failure of this Offering or the approval by NASDAQ of a listing of our Common Stock. Nasdaq has not endorsed our securities or this offering and our commercial relationship with Nasdaq does not have any bearing on whether our application to list our common stock on the Nasdaq Capital Market will be approved. Investors should not view our relationship or agreement with NASDAQ as anything other than a commercial agreement among two unrelated parties.

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

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, if any, of future issuances of our securities, would result in the dilution of your holdings.

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

Our officers and directors and other significant investors (the “Group”) own a significant amount of our outstanding common stock. As a result, the Group may have the ability to approve all matters submitted to our shareholders for approval.

As of June 30, 2024, our officers and directors beneficially owned approximately 19.0%, Network Foundation Technologies, LLC owns approximately 12.8%, Suwyn Investments, LLC owns approximately 11.1%, and Graham Mosley owns approximately 5.7% of our 15,690,719 outstanding voting shares.

Such persons may have the ability to significantly influence all matters submitted to our shareholders for approval including:

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

Our stockholders will experience additional dilution due to the 2024A and 2024B Convertible Note Payable offerings.

2023B Convertible Note Payable offering

Pursuant to the 2023B Convertible Note offering we sold $1,970,000 of convertible notes to accredited investors. The closing of the offering occurred on June 28, 2023. The 2023B Convertible Notes bear interest at twelve percent (12.0%) per annum, which shall be paid as a Payment-in-Kind in our common stock. For approximately 86% of the outstanding principal and interest of the 2023B Convertible Note Payable, the conversion price is four dollars ($4.00) per share and in the event that the Company has not received an effective order from the SEC on its registration statement by February 14, 2024, the outstanding principal of the 2023B Convertible Note Payable shall automatically be converted into common stock of the Company at $2.00 per share. For approximately 14% of the outstanding principal and interest of the 2023B Convertible Note Payable the conversion price is two dollars ($2.00) per share.

The additional shares of our common stock issuable upon automatic conversion of the notes could cause the market price of our common stock to decline. In addition, the notes automatically convertible into equity securities would result in dilution of our existing stockholders’ equity interest.

2024A Convertible Note Payable

As of August 15, 2024, the Company has closed on approximately $1.3 million in the 2024A Convertible Note Payable offering. The 2024A Convertible Note Payable offering closed on May 28, 2024. The Offering consisted of two-year convertible notes with 10% interest payment-in-kind in Company common stock at two ($2.00) dollars, which shall be paid at maturity or upon conversion. Additionally, the Company issued with the Notes, warrant coverage at the rate of one hundred (100%) percent of the dollar value of the Note at two ($2.00) dollars per share as the strike price of the Warrants. The Warrants are for a period of five (5) years.

Upon completion of a subsequent financing where the Company raises cumulative gross proceeds of at least $1,500,000 (the “Financing Event”) the outstanding principal balance of the Notes and all accrued interest shall automatically convert into such securities under the same terms and conditions as those securities purchased in Financing Event. The conversion price of the securities will be the price per share equal to the following: the lower of (i) eighty-five (85%) percent of the price paid by purchasers of securities in such Financing Event or (ii) two ($2.00) dollars, but in no event less than one dollar and fifty cents ($1.50) per share. If a Financing Event shall not occur two (2) years from the final Closing of the Offering, the outstanding principal balance of the Note and the accrued interest shall convert into the Company’s common stock at two ($2.00) dollars per share.

2024B Convertible Note Payable

As of August 15, 2024, the Company has closed on approximately $0.2 million in the 2024B Convertible Note Payable offering. The Offering consists of two-year convertible notes with 10% interest payment-in-kind in Company common stock at two ($2.00) dollars, which shall be paid at maturity or upon conversion. Additionally, the Company issued with the Notes, warrant coverage at the rate of one hundred (100%) percent of the dollar value of the Note at two ($2.00) dollars per share as the strike price of the Warrants. The Warrants are for a period of five (5) years.

Upon completion of a subsequent financing where the Company raises cumulative gross proceeds of at least $1,500,000 (the “Financing Event”) the outstanding principal balance of the Notes and all accrued interest shall automatically convert into such securities under the same terms and conditions as those securities purchased in Financing Event. The conversion price of the securities will be the price per share equal to the following: the lower of (i) eighty-five (85%) percent of the price paid by purchasers of securities in such Financing Event or (ii) two ($2.00) dollars, but in no event less than one dollar and fifty cents ($1.50) per share. If a Financing Event shall not occur two (2) years from the final Closing of the Offering, the outstanding principal balance of the Note and the accrued interest shall convert into the Company’s common stock at two ($2.00) dollars per share.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

In the normal course of business, we may collect and store customer information, and certain sensitive company information, including proprietary and confidential business information. To protect this information, our existing cybersecurity policies require continuous monitoring, network security measures, and encryption of data. We maintain various protections designed to safeguard against cyberattacks, including firewalls, key-based authentication, and virtual private networks. We protect against business interruption by backing up our major systems.

Our cybersecurity program is led by our CTO, alongside the CEO, and includes but is not limited to: IT security policies and practices, security risk assessment and mitigations, software vulnerability checks and updates, regular access certificate rotations - all designed to protect the privacy and security of the sensitive information and continuation of business.

Given the size of the company, we do not have a specific committee dedicated to cybersecurity oversight. Instead, all board members participate in the review and monitoring of these risks. The CTO and the CEO inform the board of directors on information security and cybersecurity matters as needed.

Despite the implementation of our cybersecurity program, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our information technology systems could have significant consequences for the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security.

Cybersecurity Incidents

None.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

There is a pending suit. in the Southern District of New York instituted by plaintiffs who are shareholders of NYIAX alleging claims of violation of securities law, common law fraud and negligence. The Investors are seeking compensatory damages of $1,277,500 in addition to punitive damages, interest and attorney’s fees. NYIAX intends to vigorously dispute and defend against each and every claim by all of the plaintiffs.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our Common Stock is not quoted, listed or trading on any stock exchange.

HOLDERS

As of the date hereof, there are 285 record holders of our Common Stock

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

Under the amended terms of the 2023B Convertible Notes offered in the convertible notes:

●	For approximately 86% of the outstanding principal and interest of the 2023B Convertible Note Payable, the conversion price is four dollars ($4.00) per share and in the event that the Company has not received an effective order from the SEC on its registration statement by February 14, 2024, the outstanding principal of the 2023B Convertible Note Payable shall automatically be converted into common stock of the Company at $2.00 per share. For approximately 14% of the outstanding principal and interest of the 2023B Convertible Note Payable the conversion price is two dollars ($2.00) per share.

●	The annual rate of return is twelve percent (12.0%) per annum, which shall be paid as a Payment-in-Kind in the Company’s common stock valued at two dollars ($2.00) per share.

●	Warrants (the “Warrants”) were issued at a rate of one half warrant issued for every $10 of Notes purchased with an exercise price of four dollars ($4.00). and one half warrant issued for every $10 of Notes purchased with an exercise price of two dollars ($2.00). Each Warrant shall be exercisable for a period of five (5) year.

$1,970,000 of 2023B Convertible Note Payable were sold.

2024A Convertible Note Payable

As of August 15, 2024, the Company has closed on approximately $1.3 million in the 2024A Convertible Note Payable offering. The Offering consists of two-year convertible notes with 10% interest payment-in-kind in Company common stock at two ($2.00) dollars, which shall be paid at maturity or upon conversion. Additionally, the Company issued with the Notes, warrant coverage at the rate of one hundred (100%) percent of the dollar value of the Note at two ($2.00) dollars per share as the strike price of the Warrants. The Warrants are for a period of five (5) years.

Upon completion of a subsequent financing where the Company raises cumulative gross proceeds of at least $1,500,000 (the “Financing Event”) the outstanding principal balance of the Notes and all accrued interest shall automatically convert into such securities under the same terms and conditions as those securities purchased in Financing Event. The conversion price of the securities will be the price per share equal to the following: the lower of (i) eighty-five (85%) percent of the price paid by purchasers of securities in such Financing Event or (ii) two ($2.00) dollars, but in no event less than one dollar and fifty cents ($1.50) per share. If a Financing Event shall not occur two (2) years from the final Closing of the Offering, the outstanding principal balance of the Note and the accrued interest shall convert into the Company’s common stock at two ($2.00) dollars per share.

2024B Convertible Note Payable

As of August 15, 2024, the Company has closed on approximately $0.2 million in the 2024B Convertible Note Payable offering. The Offering consists of two-year convertible notes with 10% interest payment-in-kind in Company common stock at two ($2.00) dollars, which shall be paid at maturity or upon conversion. Additionally, the Company issued with the Notes, warrant coverage at the rate of one hundred (100%) percent of the dollar value of the Note at two ($2.00) dollars per share as the strike price of the Warrants. The Warrants are for a period of five (5) years.

Upon completion of a subsequent financing where the Company raises cumulative gross proceeds of at least $1,500,000 (the “Financing Event”) the outstanding principal balance of the Notes and all accrued interest shall automatically convert into such securities under the same terms and conditions as those securities purchased in Financing Event. The conversion price of the securities will be the price per share equal to the following: the lower of (i) eighty-five (85%) percent of the price paid by purchasers of securities in such Financing Event or (ii) two ($2.00) dollars, but in no event less than one dollar and fifty cents ($1.50) per share. If a Financing Event shall not occur two (2) years from the final Closing of the Offering, the outstanding principal balance of the Note and the accrued interest shall convert into the Company’s common stock at two ($2.00) dollars per share.

Payables to Shareholder-Founders and Conversion to Common Shares

Certain shareholder-founders purchased $100,000 in the form of convertible notes in October 2023. These convertible notes payables to certain shareholder-founders of $100,000 plus interest automatically converted to 50,328 common shares in December 2023 at a share price of $4.00 per share.

From November 27, 2023 through December 11, 2023 the Company sold $163,500 of convertible notes to certain shareholder-founders. These convertible notes payables to certain shareholder-founders of $163,500 plus interest automatically converted to 41,144 common shares during the three-month period ending March 31, 2024 at a share price of $4.00 per share.

During January 2024 the Company sold $150,000 of convertible notes to certain shareholder-founders. The convertible notes payable, plus interest at 4%, automatically converted to 32,462 common shares during the three-month period ending March 31, 2024 at a share price of $4.00 per share.

During the three-month period ended March 31, 2024 certain shareholder-founders purchased $21,000 of these convertible notes payable. These notes plus interest automatically converted to common shares upon two (2) months from the date of the convertible notes at a share price of $4.00 per share.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions, are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward looking statements, except as required by law. When used herein, unless the context requires otherwise, references to the “Company,” “we,” “our” and “us” refer to NYIAX, Inc.

Results of Operations For Years Ended and December 31, 2023 and 2022

The following table presents the Company’s comparable financial results between 2023 and 2022:

	For the	For the
	Year Ended	Year Ended
	December 31,	December, 31
	2023	2022
Revenue, net	$656,100	$1,324,305
Cost of Sales	848,312	1,182,303
Gross Margin	$(192,212)	$142,002
Operating expenses
Technology and development	$1,282,006	$1,822,228
Selling, general and administrative	5,437,208	7,869,144
Deferred offering cost write-off	1,026,012	-
Forfeiture of Deferred Compensation	(769,839)	-
Depreciation and amortization	596,366	1,647
Total operating expenses	$7,571,753	$9,693,019
Loss from operations	$(7,763,965)	$(9,551,017)
Other (income) expenses
Interest and debt expense	960,898	1,563,162
Total other (income) expenses	$960,898	$1,563,162
Loss before provision for income taxes	$(8,724,863)	$(11,114,179)
Net loss	$(8,724,863)	$(11,114,179)
Net loss per share - basic and diluted	$(0.60)	$(0.96)
Weighted average number of common shares outstanding - basic and diluted	14,425,474	11,577,808

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

The sales team was built in 2021 and subsequently reduced in 2022 due to capital concerns. In 2023, the sales team was minimal.

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

Revenue Build

NYIAX will build its Business Development (sales and representatives) teams following consummation of a capital raise. The size, ramp-up and quality of the team will affect net revenue.

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

Management’s Plans

NYIAX management’s plans for developing operations and generating substantive revenues and gross margins will require the following:

1.	NYIAX has completed the development the initial platform.

2.	The NYIAX sales team has been signing up Media Sellers and Media Buyers.

3.	NYIAX is currently building out its sales organization. Currently, we have entered into four master service agreements with media buyer organizations, such as advertising agencies that represent a number of brands.

4.	NYIAX expects that based upon this plan that it would not be able to realize substantive revenues until approximately one year from a financing event, or possibly later, depending on investment spend, later.

5.	NYIAX recognizes that its business will require substantial scale in order to achieve profitability. The Company expects that there will be substantial sales, marketing and continued engineering and development costs to generate revenue and maintain the platform. As such, the Company will need to generate revenues at scale in order to become profitable. NYIAX is estimating that it would not be profitable until at least twelve months from investing into a substantial sales team. Current estimates reflect conditions the Company expects to exist, the course of action the Company expects to take, as the current estimates incorporate internal data, historical data, and financial models, all of which are unproven.

Results of Operations

Net Revenue

Net revenue decreased to $656,100 from $1,324,305, or by $668,205 (50%), from 2022 to 2023, due to decreased activity in the Company’s sales and marketing programs.

For the year ended December 31, 2023, the Company was compensated for the completion of 690 Media Contracts with average compensation of $951 per Media Contract. For the year ended December 31, 2022, the Company was compensated for the completion of 1,116 Media Contracts with average compensation of $1,187 per Media Contract. The reduction in revenue was primarily caused by reduction in force from our sales and marketing department.

The following chart illustrates Media Contracts completed in each of the following quarters of 2023 and 2022 with related quarterly revenue and revenue per contract:

	Media Contracts Completed	Quarterly Revenue	Revenue / Media Contract
Quarter Ending March 31, 2022	134	$485,065	$3,620
Quarter Ending June 30, 2022	249	339,423	1,363
Quarter Ending September 30, 2022	417	124,987	300
Quarter Ending December 31, 2022	316	374,830	1,186
Year Ending December 31, 2022	1,116	$1,324,305	$1,187

Quarter Ending March 31, 2023	170	$138,037	$812
Quarter Ending June 30, 2023	163	88,977	546
Quarter Ending September 30, 2023	155	97,820	631
Quarter Ending December 31, 2023	202	331,266	1,640
Year Ending December 31, 2023	690	$656,100	$951

Obtaining new Media Contracts is dependent on several factors, including on our new business development (sales and representatives) team, which headcount has decreased from thirteen (13) at March 31, 2022 to two (2) at December 31, 2023. The following table compares the business development headcount at quarter-end and the Company’s quarterly revenue.

	Quarterly Revenue	Business Development Headcount at Quarter End
31-Mar-22	$485,065	13
30-Jun-22	339,423	7
30-Sep-22	124,987	3
31-Dec-22	374,830	3
31-Mar-23	138,037	2
30-Jun-23	88,977	2
30-Sep-23	97,820	2
31-Dec-23	331,266	2

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

Technology and Development

Technology and Development costs decreased to $1,282,006 from $1,822,228 or by $540,222 (30%), from 2022 to 2023. The Company’s technology and development decreased due to decreased development of our platform.

Technology and development consist of (i) Product development expenses related to the ongoing maintenance and operation of the platform, integrations with clients and partners applications, including not limited to product and technology team members and outside services. Except to the extent that such costs are associated with software development that qualify for capitalization, which are then recorded as capitalized software development costs; and (ii) Infrastructure costs such as AWS (Amazon Web Services) or other cloud hosting solutions, Software development tools used for the creation and ongoing management and maintenance of the NYIAX platform and service.

Selling General and Administrative

Selling general and administrative costs decreased to $5,437,208 from $7,869,144, or by $2,431,936 (31%), from 2022 to 2023 primarily resulting from a marked decrease in (i) sales and marketing staff with related expenses and (ii) administrative costs related to the Company going public.

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

Depreciation and Amortization

For the twelve-months ended December 31, 2023, compared to the twelve-months ended December 31, 2022, depreciation and amortization increased from $1,647 to $596,366 from 2022 to 2023. The increase was attributed to amortization of the purchase of intellectual property portfolio of $595,042 which commenced in July 2023 upon the acquisition of the patent portfolio in July 2023.

Additionally, amortization capitalized software costs of approximately $197,000 for the years ended December 31, 2023 and 2022 were classified as cost of sales.

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

Forfeiture of Deferred Compensation

During the twelve-month period ended December 31, 2023, in connection with the Company’s attempted initial public offering, certain NYIAX current and former officers, agreed to forfeit $769,839 of deferred compensation amounts owed by NYIAX, including payroll taxes. The deferred compensation arose from a salary deferral program where each founder agreed to defer a portion of their contractual salary or contractor fees. This forfeiture represents a permanent waiver of rights to this deferred compensation.

Share-Based Compensation

Share-based compensation decreased to$580,002 from $2,301,735, or by $1,721,733. The expense decreased as there were no new awards in 2023 or expenses related to principal stockholder share-based payment awards and several other awards were fully expensed in prior fiscal periods.

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

For the years ended December 31, 2023 and December 31, 2022, the Company reported the share-based compensation expenses on the statement of operation as follows:

	2023	2022
Share-based compensation
Cost of sales	$22,743	$62,099
Technology and development	53,544	59,734
Sales, general and administrative	503,715	2,179,902
Total	$580,002	$2,301,735

Interest and Debt Expense, net

Interest and debt expense, net — For the year ended December 31, 2023 compared to the year ended December 31, 2022, interest and debt expense decreased to $960,898 from $1,563,162, a net decrease of $602,264. The decrease is primarily related to the convertible notes payable issued in 2022 and 2021 that converted to common shares in 2022 and 2023.

Provision for Income Taxes

NYIAX, Inc. is taxed as a “C” Corporation subject to federal, state and local income taxes.

The Company records income tax expense in accordance with ASC - 740 Income Taxes, as amended mandating how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The standards require the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. The Company has analyzed its tax positions and has concluded that as of December 31, 2023 and 2022, no uncertain positions are taken or are expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements.

The Company’s policy is to record interest expense and penalties pertaining to income taxes in operating expenses. For the years ended December 31, 2023 and 2022, there were no interest and penalties expenses recorded and no accrued interest and penalties.

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

At December 31, 2023, the Company has available Federal net operating loss carryforwards (“NOLs”), of approximately $32.1 million to reduce future taxable income which do not expire but are limited to 80% of taxable income and approximately $30.4 million in multiple states (primarily New York and California) the earliest expiring in 2040.

Condensed Cash Flows

The following table shows a summary of our cash flows for the twelve-month periods ending December 31, 2023 and 2022:

	2023	2022	Change
Net Loss	$(8,724,863)	$(11,114,179)
Cash used in operating activities	(3,270,823)	(5,284,498)	2,013,675	-38%
Cash provided by (used in) investing activities	0	(2,043)	2,043	-100%
Cash provided by financing activities	2,533,500	2,691,678	(158,178)	-6%
(Decrease) increase in cash and cash equivalents	$(737,323)	$(2,594,863)	$1,857,540	-72%
Cash and cash equivalents, beginning of period	$792,337	$3,387,200	$(2,594,863)	-77%
Cash and cash equivalents, end of period	$55,014	$792,337	$(737,323)	-93%

Net cash used in operating activities were $3,270,823 and $5,284,498 for each of the years ended December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023, the net cash used was principally on account of the net loss of $(8,724,862) less debt discount amortization of $713,681, share-based compensation of $580,002, a decrease in accounts receivable of $ 1,602,486, and an increase in accounts payable and accrued expenses of $1,078,518, all partially offset by $769,839 of forfeiture of deferred compensation.

For the year ended December 31, 2022, the net cash used in operating activities were principally on account of the net loss of $11,114,179 less debt discount amortization of $1,187,656, share-based compensation of $2,301,735, decrease in accounts receivable of $1,121,030, partially offset by increase in accounts payable of $715,178.

Net cash provided by financing activities were $ 2,533,500 and $2,691,698 for each of the years ended December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023, the net cash provided was principally from the proceeds from the issuance of a convertible notes in the amount of $2,170,000, and issuance of notes payable, stockholder of $363,500.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with US GAAP:

	For the	For the
	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022

Net Loss	$(8,724,863)	$(11,114,179)
Reconciliation of Adjusted EBITDA Loss to Net Loss:
Depreciation and amortization	$(792,949)	$(199,225)
Share-based compensation	(580,002)	(2,301,735)
Deferred offering cost write-off	(1,026,012)	-
Forfeiture of Deferred Compensation	769,839	-
Interest expense	(960,898)	(1,563,162)
Total Adjustments of EBITDA Loss to Net Loss	$(2,590,022)	$(4,064,122)
Adjusted EBITDA	$(6,134,841)	$(7,050,057)

Adjusted EBITDA

For the year ended December 31, 2023, compared to the year ended December 31, 2022, the adjusted EBITDA loss decreased to $6,134,841 from $7,050,057 or decreased by 915,216, or 13%.

Although adjusted EBITDA decreased due to (a) in 2022 the Company reduced its sales team after increasing the sales team in 2021, (b) decreasing various general and administrative costs related to the IPO in 2022 and (c) a decrease in technology and development in 2023 over 2022 as the Company focused on the IPO.

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

The Company generated negative cash flows from operations of approximately $3.3 million for the twelve months ended December 31, 2023. Historically, the Company’s liquidity needs have been met by the sale of sale of convertible notes payable, common shares, and the issuance of common shares through the exercise of warrants.

As of December 31, 2023, NYIAX had total current assets of approximately $323,000, of which approximately $55,000 was cash and total current liabilities of approximately $7.9 million, of which $2.4 million were convertible notes payable, accrued interest, and Shareholder-Founders, all payable-in-kind of the Company’s shares.

For the year ended December 31, 2023, the Company’s operations lost approximately $8.7 million of which approximately $2.7 million were non-cash expenses, net.

For the year ended December 31, 2022, the Company used approximately $5.3  million of cash in operating activities.

To enable the Company to meet immediate capital requirements until longer term requirements can be met, during the second quarter of 2024, the Company sold convertible notes for the 2024A Convertible Notes Payable offering and during the third quarter the Company sold convertible notes for the 2024B Convertible Note Offering. The Company sold approximately $1.5 million of the 2024A Convertible Note Payable and as of August 15, 2024, the Company sold approximately $0.2 million of the 2024B Convertible Note Payable offerings.

The Company is also subject to certain business risks, including dependence on key employees, competition, market acceptance of the Company’s platform, ability to source demand from buyers of advertising inventory and dependence on growth to achieve its business plan.

Through the date herein, the Company sold convertible notes from four convertible note offerings.

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

$200,000 of 2023A Convertible Note Payable were sold and converted to shares on February 7, 2024.

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

$1.970,000 of 2023B Convertible Note Payable were sold as of June 28, 2023 and the note offering was closed. These notes and interest are currently outstanding and are payable in the Company’s stock.

2024A Convertible Note Payable

As of August 15, 2024, the Company has closed on approximately $1.3 million in the 2024A Convertible Note Payable offering. The Offering consists of two-year convertible notes (the “Notes”) with 10% interest payment-in-kind in Company common stock at two ($2.00) dollars, which shall be paid at maturity or upon conversion. Additionally, the Company issued with the Notes, warrant coverage at the rate of one hundred (100%) percent of the dollar value of the Note at two ($2.00) dollars per share as the strike price of the Warrants. The Warrants are for a period of five (5) years.

Upon completion of a subsequent financing where the Company raises cumulative gross proceeds of at least $1,500,000 (the “Financing Event”) the outstanding principal balance of the Notes and all accrued interest shall automatically convert into such securities under the same terms and conditions as those securities purchased in Financing Event. The conversion price of the securities will be the price per share equal to the following: the lower of (i) eighty-five (85%) percent of the price paid by purchasers of securities in such Financing Event or (ii) two ($2.00) dollars, but in no event less than one dollar and fifty cents ($1.50) per share. If a Financing Event shall not occur two (2) years from the final Closing of the Offering, the outstanding principal balance of the Note and the accrued interest shall convert into the Company’s common stock at two ($2.00) dollars per share.

2024B Convertible Note Payable

As of August 15, 2024, the Company has closed on approximately $0.2 million in the 2024B Convertible Note Payable offering. The Offering consists of two-year convertible notes with 10% interest payment-in-kind in Company common stock at two ($2.00) dollars, which shall be paid at maturity or upon conversion. Additionally, the Company issued with the Notes, warrant coverage at the rate of one hundred (100%) percent of the dollar value of the Note at two ($2.00) dollars per share as the strike price of the Warrants. The Warrants are for a period of five (5) years.

Upon completion of a subsequent financing where the Company raises cumulative gross proceeds of at least $1,500,000 (the “Financing Event”) the outstanding principal balance of the Notes and all accrued interest shall automatically convert into such securities under the same terms and conditions as those securities purchased in Financing Event. The conversion price of the securities will be the price per share equal to the following: the lower of (i) eighty-five (85%) percent of the price paid by purchasers of securities in such Financing Event or (ii) two ($2.00) dollars, but in no event less than one dollar and fifty cents ($1.50) per share. If a Financing Event shall not occur two (2) years from the final Closing of the Offering, the outstanding principal balance of the Note and the accrued interest shall convert into the Company’s common stock at two ($2.00) dollars per share.

Future capital requirements will depend on many factors, including the Company’s rate of revenue growth and its level of expenditures. To the extent that existing capital resources, revenue growth and cash flow from operations are not sufficient to fund future activities, the Company will need to raise additional funds through equity or debt financing or curtail expenses. However, no assurances can be provided that additional funding or alternative financing will be available at terms acceptable to the Company, if at all.

Management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Due to these factors, substantial doubt exists regarding the Company’s ability to continue as a going concern through twelve months from the issuance date of these the financial statements. Management has taken the steps to reduce the losses significantly by curtailing certain aspects of its operations or expansion activities. The financial statements for the year ended December 31, 2023, do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The Company is also subject to certain business risks, including dependence on key employees, competition, market acceptance of the Company’s platform, ability to source demand from buyers of advertising inventory and dependence on growth to achieve its business plan.

Off-Balance Sheet Obligations and Arrangements

Through December 31, 2023, the Company did not have any relationships with unconsolidated organizations or financial relationships, such as structured finance or special purpose entities that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Significant Accounting Policies

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with US generally accepted accounting principles. The preparation of the financial statements requires us to make estimates and assumptions that affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities, and reported amounts of revenue, net and expenses. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors and adjust those estimates and assumptions when facts and circumstances dictate. Actual results could materially differ from these estimates and assumptions.

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

The Company has determined that it is acting as an agent for the Media Seller as (i) NYIAX does not obtain control of the Seller’s media (goods& services) before transferring control to the Buyer. The Seller has control of the media. Specifically, NYIAX does not control the specified media before transferring the media to the Media Buyer, the Company is not primarily responsible for the performance of the Media Seller, nor can the Company redirect those services to fulfill any other contracts. (ii) NYIAX does not have inventory or credit risk for the media. And (iii) The Media Seller establishes the pricing in the Smart-Contracts (self-executing contracts which are automatically effectuated by the terms of the agreement between buyer and seller), and the Media Buyers and Media Sellers agree to the pricing.

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

The Company has analyzed its tax positions and has concluded that as of December 31, 2023 and 2022, no uncertain positions are taken or are expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements.

The Company’s policy is to record interest expense and penalties pertaining to income taxes in operating expenses. For the years ended December 31, 2023 and 2022, there were no interest and penalties expenses recorded and no accrued interest and penalties.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

Realization of the deferred income tax asset is dependent on generating sufficient taxable income in future years. The Company has not generated any taxable income and as of December 31, 2023, does not assume it will generate taxable income for the purpose of recognizing a deferred tax asset. The amount of the deferred income tax asset considered realizable, if any, could be reduced in the near term if estimates of future taxable income are reduced.

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

Recent Accounting Standards

The Company considers the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs adopted during 2023 were assessed, and determined to be either not applicable or are expected to have minimal impact on its financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NYIAX, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of NYIAX, Inc. (the Company) as of December 31, 2023 and 2022, and the related statements of income, changes in shareholders’ equity (deficits), and cash flows for each of the years in the two years ended December 31, 2023, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations and negative cash flows from operating activities during the year ended December 31, 2023. The company had a working capital deficit as of December 31, 2023. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.
WWC, P.C.
Certified Public Accountants
PCAOB ID No. 1171
We have served as the Company’s auditor since May 24, 2024

New York
August 19, 2024

NYIAX, Inc.
Balance Sheets
As of December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
Assets
Cash	$55,014	$792,337
Accounts receivable, net	262,588	1,972,034
Other current assets	5,000	92,497
Total current assets	$322,602	$2,856,868

Capitalized software development costs, net	$196,572	$393,157
Patents, net of amortization	3,404,958	-
Property, plant and equipment, net	2,196	3,519
Operating lease right-of-use asset	244,451	395,470
Deferred offering Costs	-	848,531
Security deposit	74,068	74,068
Total assets	$4,244,847	$4,571,613

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$5,327,206	$4,841,045
Convertible notes payable, net of deferred debt discounts	1,970,000	2,355,735
Payables to shareholder-founders	264,000	-
Accrued Payment-In-Kind Interest	146,655	71,614
Current portion of operating lease obligations	175,585	162,503
Total current liabilities	$7,883,446	$7,430,897

Long-term liabilities
Operating lease obligations, net of current maturities	$92,800	$268,385
Payables to shareholder-founders	-	100,500
Total long-term liabilities	-	368,885
Total liabilities	$7,976,246	$7,799,782

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity (deficit)
Common stock $0.0001 par value, 125,000,000 common shares authorized; 15,611,827 and 12,370,002 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	$1,562	$1,237
Preferred shares: 10,000,000 authorized, none outstanding, par value $0.0001 per share	-	-
Additional Paid in Capital	58,244,754	50,023,446
Accumulated deficit	(61,977,715)	(53,252,852)
Total shareholders’ (deficit) equity	$(3,731,399)	$(3,228,169)
Total liabilities and shareholders’ (deficit) equity	$4,244,847	$4,571,613

The accompanying notes to the financial statements are an integral part of these financial statements.

NYIAX, Inc.
Statements of Operations
For the Years Ended December 31, 2023 and 2022

	2023	2022

Revenue, Net	$656,100	$1,324,305
Cost of Sales	848,312	1,182,303
Gross Margin	(192,212)	142,002

Operating expenses
Technology and development	$1,282,006	$1,822,228
Selling, general and administrative	5,437,208	7,869,144
Deferred offering cost write-off	1,026,012	-
Forfeiture of deferred compensation	(769,839)	-
Depreciation and amortization	596,366	1,647
Total operating expenses	$7,571,753	$9,693,019
Loss from operations	(7,763,965)	(9,551,017)
Other (income) expenses
Interest expense, net	960,898	1,563,162
Total other (income) expenses	$960,898	$1,563,162
Loss before provision for income taxes	$(8,724,863)	$(11,114,179)
Net loss	$(8,724,863)	$(11,114,179)
Net loss per share - basic and diluted	$(0.60)	$(0.96)
Weighted average number of common shares outstanding – basic and diluted	14,425,474	11,577,808

The accompanying notes to the financial statements are an integral part of these financial statements.

NYIAX, Inc.
Statements of Changes in Shareholders’ Equity (Deficit)

For the Years Ended December 31, 2023 and 2022

	Common Stock		Additional
	Shares Outstanding	Amount	Paid in Capital	Accumulated Deficit	Total
Balance - January 1, 2022	10,243,442	$1,024	$38,089,295	$(42,110,073)	$(4,019,754)
Share-based compensation	-	-	1,694,344	-	1,694,344
Issuance of common stock pursuant to restricted stock awards (share-based compensation)	290,000	29	607,362	-	607,391
Conversion of Convertible 2021 Convertible Note Payable and accrued interest to common shares	1,594,807	159	7,973,848	-	7,974,007
Deemed Dividend from Inducement to Exercise Warrants	-	-	28,600	(28,600)	-
Issuance of common stock pursuant to exercise of warrants	235,693	24	1,285,809	-	1,285,833
Deferred debt discount on 2022 convertible notes payable	-	-	324,213	-	324,213
Issuance of common stock pursuant to exercise of employee stock options	6,060	1	19,975	-	19,976
Net Loss	-	-	-	(11,114,179)	(11,114,179)
Balance - December 31, 2022	12,370,002	$1,237	$50,023,446	$(53,252,852)	$(3,228,169)

Balance - January 1, 2023	12,370,002	$1,237	$50,023,446	$(53,252,852)	$(3,228,169)
Share-based compensation	-	-	496,141	-	496,141
Issuance of common stock pursuant to restricted stock awards	(250,000)	(25)	83,886	-	83,861
Conversion of Convertible Note Payable and accrued interest to common shares	1,441,497	144	2,719,197	-	2,719,341
Conversion of Shareholder Note and accrued interest to common shares	50,328	6	201,309	-	201,315
Deferred debt discount on 2022 convertible notes payable	-	-	720,975	-	720,975
Issuance of common stock pursuant to exercise of employee stock options	-	-	-	-	-
Issuance of common stock for patents acquisition	2,000,000	200	3,999,800	-	4,000,000
Net Loss	-	-		(8,724,863)	(8,724,863)
Balance - December 31, 2023	15,611,827	$1,562	$58,244,754	$(61,977,715)	$(3,731,399)

The accompanying notes to the financial statements are an integral part of these financial statements.

NYIAX, Inc.
Statements of Cash Flows
For the Years Ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
Cash flows from operating activities
Net loss	$(8,724,863)	$(11,114,179)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$792,949	$199,225
Operating lease right-of-use asset amortization, net	(11,484)	6,913
Accrued PIK Interest	247,257	375,629
Debt discount amortization	713,681	1,187,656
Share-based compensation	580,002	2,301,735
Provision for allowance for expected credit losses	106,959	-
Forfeiture of Deferred Compensation	(769,839)	-
Deferred offering cost write-off	1,026,012	-
Change in operating assets and liabilities:
Accounts receivable	1,602,487	1,121,030
Prepaid expenses and other current assets	87,497	(77,685)
Accounts payable and accrued expenses	1,078,518	715,178
Net cash used in operating activities	$(3,270,823)	$(5,284,498)

Net cash used in investing activities
Acquisition of Fixed Assets	-	$(2,043)
	$0	$(2,043)

Cash flows from financing activities
Proceeds from convertible notes payable, net of discount	$2,170,000	$2,364,400
Payable (forgiveness) to founders’ stockholder payable	-	(510,000)
Issuance of common stock pursuant to exercise of warrants	-	1,285,833
Issuance of payables to shareholder-founders	363,500	-
Deferred offering costs	-	(468,531)
Proceeds from issuance of stock upon exercise of Employee Options	-	19,976
Net cash provided by financing activities	$2,533,500	$2,691,678

Net decrease in cash and cash equivalents	$(737,323)	$(2,594,863)
Cash and cash equivalents – Beginning of period	792,337	3,387,200
Cash and cash equivalents – End of period	$55,014	$792,337

Supplemental disclosures of non-cash flow investing and financing activities:
Deferred debt discount on convertible note payable	$720,975	$(324,212)
Deemed Dividends	-	28,600
Conversion of convertible note payable and accrued interest to common shares	2,719,341	7,974,007
Issuance of common stock for patents acquisition	4,000,000	-
Conversion of shareholder notes and accrued interest to shares	201,315	-

The accompanying notes to the financial statements are an integral part of these financial statements.

NYIAX, Inc.
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2023 and 2022

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

The Company generated negative cash flows from operations of approximately $3.3 million for the twelve months ended December 31, 2023. Historically, the Company’s liquidity needs have been met by the sale of sale of convertible notes payable, common shares, and the issuance of common shares through the exercise of warrants.

As of December 31, 2023, NYIAX had total current assets of approximately $323,000, of which approximately $55,000 was cash and total current liabilities of approximately $7.9 million, of which $2.4 million were convertible notes payable, accrued interest, and note payable, stockholder, all payable-in-kind of the Company’s shares.

For the year ended December 31, 2023, the Company’s operations lost approximately $8.7 million of which approximately $2.7 million were non-cash expenses, net.

For the year ended December 31, 2022, the Company used approximately $5.3  million of cash in operating activities.

To enable the Company to meet immediate capital requirements until longer term requirements can be met, during the second quarter of 2024, the Company sold convertible notes for the 2024A Convertible Notes Payable offering and during the third quarter the Company sold convertible notes for the 2024B Convertible Note Offering. The Company sold approximately $1.5 million of the 2024A Convertible Note Payable and as of August 15, 2024, the Company sold approximately $0.2 million of the 2024B Convertible Note Payable offerings.

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

On an on-going basis, management evaluates its estimates, primarily those related to: (1) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (2) allowances for doubtful accounts, (3) the useful lives of property and equipment and capitalized software development costs, (4) income taxes, (5) the valuation of share-based compensation, (6) assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options and warrants (7) allowance for expected credit losses, (8) impairment estimates, and (9) the recognition and disclosure of contingent liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates relating to the valuation of share-based compensation, options and warrants, require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ materially from those estimates under different assumptions or circumstances.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents at December 31, 2023 and 2022, respectively.

Accounts Receivable, Net

Accounts receivable consists of amounts billed to Media Buyers. Accounts receivable, net are carried at their contractual amounts, less an estimate for expected credit losses. Management estimates the allowance for expected credit losses based on existing economic conditions, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for expected credit losses only after all collection attempts have been exhausted.

The Company performs ongoing credit evaluation. The allowance for allowance for expected credit losses is determined based on historical collection experience and the review in each period of the status of the then-outstanding accounts receivable, while taking into consideration current client information, subsequent collection history and other relevant data. The Company reviews the allowance for expected credit losses on a quarterly basis. For the year ended and December 31, 2022, the Company had no allowance for expected credit losses and no write-offs of accounts receivable. For the year ended December 31, 2023, the Company had an allowance for expected credit losses of $106,959 and no direct write-offs of accounts receivable.

Patents

Patents and other intellectual property acquired through purchase are recorded at the time of acquisition at cost of the acquisition plus the transaction costs, if material, of the acquired assets.

Amortization commences when the Patents are available for its intended use over their useful lives.

In accordance with ASC 360 Impairment Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically reviews the carrying value of long-lived assets whenever events or changes in circumstances indicate that the historical carrying value of the long-lived assets may have been impaired. Management determined long-lived assets held at December 31, 2023 had not been impaired.

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

Certain long-lived assets including capitalized software development costs are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review. For the years ended December 31, 2023 and 2022, no impairments were recorded on those assets.

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

Lease expense for the years ended December 31, 2023 and 2022 were $172,540 and $197,245, respectively.

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

The Company’s financial instruments, including cash and cash equivalents, accounts receivables, and accounts payables and accrued expenses have carrying amounts that approximate their fair values due to their short-term nature.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, and accounts receivable. The Company maintains its cash with financial institutions which exceed the Federal Deposit Insurance Corporation (“FDIC”) federally insured limits.

As of December 31, 2023, three Media Sellers represented approximately 46%, 14% and 7% respectively of revenue, net. As of December 31, 2023, three Media Buyer represented 34%, 25% and 18% of accounts receivable. As of December 31, 2023, two Media Sellers represented 80% and 10% of accounts payable.

As of December 31, 2022, three Media Sellers represented approximately 51%, 12% and 10% respectively of revenue, net. As of December 31, 2022, two Media Buyer represented for 67% and 20% of accounts receivable. As of December 31, 2022, two Media Sellers represented 61% and 8% of accounts payable.

Expected credit loss

The Company accounts for expected credit losses in accordance with ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets.

Convertible Debt

Convertible debt obligations are accounted for in accordance with ASC480 Distinguishing Liabilities from Equity. The relative value of the beneficial conversion features and the warrants are recorded as deferred debt discount and amortized over the term of the convertible note using the effective interest method. The deferred debt discount is being amortized over the life of the convertible note payable.

The warrants issued with the convertible debt did not contain obligations of the Company to (i) redeem the warrants for cash or other assets, (ii) repurchase the Company’s equity shares by transferring assets, or (iii) to issue a variable number of equity shares and in accordance with ASC480 Distinguishing Liabilities from Equity, the Company is accounting for the conversion feature and the warrants as equity.

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

Deferred Offering Costs

Deferred offering costs include specific incremental costs directly attributable to the Company’s initial public offering of securities. Deferred offering costs exclude management salaries or other general and administrative expenses. These costs are being deferred and will be charged against the gross proceeds of the offering.

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

Income Taxes

The Company records income tax expense in accordance with ASC - 740 Income Taxes, as amended mandating how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The standards require the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. The Company has analyzed its tax positions and has concluded that as of December 31, 2023 and 2022, no uncertain positions are taken or are expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements.

The Company’s policy is to record interest expense and penalties pertaining to income taxes in operating expenses. For the years ended December 31, 2023 and 2022, there were no interest and penalties expenses recorded and no accrued interest and penalties.

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

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

Realization of the deferred income tax asset is dependent on generating sufficient taxable income in future years. The Company has not generated any taxable income and as of December 31, 2023, does not assume it will generate taxable income for the purpose of recognizing a deferred tax asset. The amount of the deferred income tax asset considered realizable, if any, could be reduced in the near term if estimates of future taxable income are reduced.

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

As of December 31, 2023 and 2022, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

	For the Years Ended December 31,
	2023	2022
Equity Incentive Plans	2,934,038	3,086,626
Common Stock Issuable Upon Conversion of Convertible Notes, including PIK Interest	602,921	1,506,829
Selling Agent and Advisor Warrants	23,538	23,538
Warrants Issued with Common Stock Offerings	932,374	889,500
Warrants Issued with Convertible Notes Offerings	1,133,400	947,150
	5,626,271	6,453,643

During 2022, approximately 235,693, warrants issued with convertible notes payable were exercised for proceeds of approximately $1,285,800, respectively.

Recently Issued Accounting Pronouncements

ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments requires entities to use a current lifetime expected credit loss methodology to measure impairments of certain financial assets. The Current Expected Credit Losses model (“CECL”), could result in earlier recognition of credit losses than under the current incurred loss approach, which requires waiting to recognize a loss until it is probable of having been incurred. There are other provisions within the standard that affect how impairments of other financial assets may be recorded and presented, and that expand disclosures. The Company adopted the new standard effective January 1, 2023 and applied to accounts receivable and other financial instruments. The adoption of this guidance did not materially impact the net earning and financial position and has no impact on the cash flows.

Other ASUs recently issued were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s financial position or results of operations.

In August 2020, the FASB issued No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) — Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments are effective for fiscal years beginning after December 15, 2023. The Company evaluated any potential impact from ASU 2021-07 and believes it will have no material impact on our financial results OPEN.

Note 3 –Litigation and Contingencies

Investor Litigation Complaint

Investor Litigation Complaint On November 17, 2023, certain individual investors (the “Investors”) in NYIAX filed a complaint (the “Complaint”) in the United States District Court for the Southern District of New York (the “Court”) against the Company, Robert Ainbinder, Jr., a director of the Company since April 2016 and former chief executive officer from August 2019 until May 2022, Westpark Capital, Inc., and Michael Ainbinder, Robert Ainbinder Jr.’s brother. The complaint alleges, among other allegations, that the defendants, together or in their individual capacity, (i) violated Section 10(b) and Rule 10b-5 of the Exchange Act, (ii) violated Sections 206(1) and 206(2) of the Advisers Act (15 U.S.C. §§ 80b-6(1) and 80b-6(2)), (iii) committed fraud, (iv) committed negligent misrepresentation and omission, (v) breached fiduciary duties, (vi) breached contracts, (vii) breached duties of good faith and fair dealing, and (viii) committed negligence by, among other things, making material misrepresentations of fact related to plaintiffs’ investments in the Company and omitting material facts while soliciting plaintiffs’ investments in the Company.

The Investors paid $1,227,500 for 315,240 shares of common stock in various private placement offerings of the Company. $1,050,000 of the purchases were made during 2016, 2017 and 2018 for an aggregate of 277,906 shares of common stock; and $177,500 of the purchases were made during 2020, 2021 and 2022 for an aggregate of 37,334 shares of common stock. The Investors are seeking compensatory damages of $1,277,500, plus punitive damages of treble the compensatory damages, along with interest and attorney’s fees.

Additionally, the Company has certain indemnification obligations to WestPark resulting from this litigation and the various engagement letters executed with WestPark, and WestPark has given notice of indemnification to the Company.

The Company has concluded that it is not possible to assess the likelihood of a loss at this time.

The case underlying the Complaint could impede our ability to raise funds and may have a material adverse effect on the Company’s business, financial condition, operating results, or cash flows.

The Company intends to vigorously defend its positions. However, there can be no assurances that the Company’s contentions and affirmative defenses in response to claims will be successful in the Court or in arbitration.

Threatened Litigation

On March 23, 2021, the company entered into an engagement letter (the “Engagement Letter”) with Boustead Securities, an advisor to the Company for certain corporate financing transactions. The Engagement Letter provided for Initial Public Offering (“IPO”), Pre-IPO and corporate finance transaction advice and the advisor expressed its intent to enter into an underwriting agreement with the Company to act as the lead underwriter for the proposed IPO on a firm commitment basis.

The Engagement Letter terminates on the later of (i) eighteen (18) months from the date executed (March 23, 2021) or (ii) twelve months from the completion date of the IPO and the term may be extended pursuant to the engagement letter. Also, the Company agreed that the advisor shall have the right of first refusal (ROFR) for two (2) years from the consummation of a transaction or termination or expiration of the Engagement Letter to act as advisor or as joint financial advisor under at least equal economic terms to the Engagement Letter.

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

During the time the Company was engaged with Boustead with respect to the IPO, the Company raised approximately $10.0 million in private transactions. Based on the formula in the Engagement Letter, the commissions on such amount were approximately $588,000, which has been acknowledged by Boustead and are accrued in our Financial Statements as of December 31, 2023. Additionally, the Company issued Boustead 23,538 warrants to purchase NYIAX common stock at a per share exercise price of $4.00.

On April 7, 2023, the Company received a demand letter from Boustead. Boustead claims that the Company owes or will owe Boustead approximately $1 million for commissions on funds privately raised by the Company during its engagement with Boustead and approximately $1.2 million if the Company completes an IPO with another underwriter. The Company disputes the amounts owed that have been claimed by Boustead and further is of the belief that if any commissions are due to Boustead, they would be significantly less than the amounts claimed by Boustead.

Boustead may claim that the Company owes or will owe Boustead approximately $1 million for commissions on funds privately raised by the Company during its engagement with Boustead and approximately $1.2 million if the Company completes an IPO with another underwriter.

There can be no assurance that Boustead will not initiate a lawsuit to recover the amounts it claims are owed and any such litigation could impede our ability to complete a capitalization and could negatively affect our financial condition. There can be no assurance that the Company will prevail in any lawsuit it commences against Boustead. The Company disputes the amounts owed that have been claimed by Boustead and further is of the belief that if any commissions are due to Boustead, they would be significantly less than the amounts claimed by Boustead. There is a probability that the Company and Boustead will end up in litigation over claims by Boustead against the Company and claims by the Company against Boustead. Litigation is expensive and time consuming with uncertain outcomes. The Company has concluded that it is not possible to assess the likelihood of a loss at this time.

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

Note 4 — Commitments

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

Nasdaq Licensing Fees

The Company and Nasdaq, Inc (“NASDAQ”) have entered into a Joint Intellectual Property and an Information Technology Services Agreement. Nasdaq provides cloud-based marketplace technology to NYIAX, and NYIAX custom software instance of Nasdaq’s technology is a backend infrastructure component of that processes.

Pursuant to an IT Services Agreement, as amended in December 2020, commencing April 2022, NYIAX was obligated to compensate NASDAQ an annual license fee of $350,000 (plus certain escalations which are currently $17,500) and revenue sharing of 0.5% to 10% of revenue depending upon various criteria.

The Company recognizes expenses related to the NASDAQ annual licensing fee in the period for the which the services related to the annual license are utilized and recognizes expenses related to the NASDAQ revenue sharing in the period that the Company recognizes revenue related to the NASDAQ agreements.

For the years ended December 31, 2023 and 2022, the Company recorded approximately $363,000 and $262,500, respectively, of expense related to the annual license fee which were recorded as technology and development costs. For the years ended December 31, 2023 and 2022, the Company recorded approximately $132,400 and $70,000, respectively, of expense related to the revenue sharing which were recorded as cost of sales.

Note 5 — Shareholder Equity:

Authorized and Outstanding Shares

As of December 31, 2023 and 2022 the Company had authorized 135,000,000 shares consisting of 125,000,000 shares of common stock and 10,000,000 shares of preferred stock each with a par value of $0.0001.

As of December 31, 2023 and 2022, there were 15,611,827 and 12,370,002 common shares outstanding, respectively.

Issuance of Shares to Founders

In 2016, the Company issued 4,233,696 shares to Founders valued at par value, $0.0001 per share. The shares had various restrictions, primarily service periods and vested either immediately or over three years. 604,832 shares were cancelled and did not vest. At December 31 2023 and 2022, 3,628,864 shares were fully vested and outstanding.

As discussed in Note 13 - Related Parties, Certain shareholder-founders purchased $100,000 in the form of convertible notes in October 2023. These convertible notes payables to certain shareholder-founders of $100,000 plus interest automatically converted to 50,328 common shares in December 2023 at a share price of $4.00 per share.

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

Convertible Notes Payable Conversions to Common Stock

On February 7, 2023, the 2022 Convertible Note Payable and 2023A Convertible Note Payable, including an aggregate principal amount of $ 2,670,000 (excluding deferred debt discount and amortization of discount) and accrued payment-in-kind interest of approximately $110,586 converted to 1,441,497 converted to common shares in July 2023 shares of common stock.

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

Issuance of Common Stock for Patents

On July 8, 2023, Company completed the purchase of a portfolio of patents and trade secrets from Network Foundation Technologies, LLC (“NIFTY”). The Company issued 2,000,000 shares of its common stock to NIFTY as consideration for the Portfolio. The 2,000,000 shares of common stock of NYIAX have various registration restrictions and provisions for the clawback of shares by the Company in certain events as set forth in the Asset Purchase Agreement. A purchase price of approximately $4 million was recorded as of July 8, 2023 for the Portfolio.

Warrant Exercises

During 2022, 418,473 warrants issued with convertible notes payable were exercised for proceeds of approximately $1,285,809.

Contingent Share Issuances

In addition to the common stock equivalents excluded from the Company’s the Company’s calculation of earnings per share the Company has approved the following contingent share issuances:

The Company has agreed with a vendor that simultaneous with the time the Company’s common stock becomes publicly traded, the Company will sell to a vendor and the vendor will purchase from the Company 115,468 common shares for a purchase price equal to $461,872 of outstanding accounts payable. If the closing does not occur by April 1, 2025, this contingent share issuance may be terminated by vendor by written notice to the Company.

On June 21, 2023, the Board of Directors contingently granted three Director Nominees 525,000 of restricted stock units upon effective upon his appointment as director and upon the first day of trading of the Company’s common stock on the NASDAQ Exchange with the award vesting one-third at grant date and the remainder vesting quarterly over a two-year period.

On June 21, 2023, the Board of Directors contingently granted certain employees restricted stock units and options contingent upon the first day of trading of the Company’s common stock on the NASDAQ Exchange. A total of 400,000 contingent restricted stock (200,000 with a 4 year vesting schedule from IPO and 200,000 vesting at IPO) and 200,000 contingent incentive stock options, with a strike price of $4.00 per share, vesting quarterly over 4 years from the IPO date remain outstanding.

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

Approximately 235,693 warrants were exercised at $5.00 – 5.50 per share for the aggregate proceeds of approximately $ 1,285,833. 214,693 warrants were exercised resulting from the Company’s reducing the exercise price to $5.50 from $6.50 and 21,000 were exercised from previously issued warrants with a strike price of $5.00 per share.

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

For the years ended December 31, 2023 and 2022, the Company recorded share based compensation as follows

2023 — Share-based compensation

Share-based compensation related to Equity Plans was allocated as follows:

Cost of sales	$22,743
Technology and development	53,544
Sales, general and administrative	503,715
Total	$580,002

2022 — Share-based compensation

Share-based compensation related to Equity Plans was allocated as follows:

Cost of sales	$62,099
Technology and development	59,734
Sales, general and administrative	2,179,902
Total	$2,301,735

Of the total share-based compensation for the twelve months ended December 31, 2023 of approximately $580,000 approximately $84,000 related to the issuance of restricted share units and $496,000 related to the issuance of options and warrants.

Of the total share-based compensation for the twelve months ended December 31, 2022 of approximately $2.3 million, approximately $607,000 related to the issuance of restricted share units, approximately $200,000 related to principal stockholder share-based payment award, and the remainder, $1,494,000 related to the issuance of options and warrants.

The fair value of options on the date of grant was estimated based on the Black-Scholes option pricing model. The weighted average assumptions used to value options granted to employees and warrants to contractors for the twelve-month period ending December 31, 2022, was as follows:

Risk-free Interest rate	2.8%
Expected Term at Issuance	5 – 7 years utilizing the practical expedient method in accordance with ASC 718
Volatility	63.9% (The Company used an average volatility of comparable entities, to develop an estimate of expected volatility.)
Dividend Rate	0

No options or warrants were issued in 2023.

The following table summarizes common stock option and warrant award activity:

	Options	Weighted Average Exercise Price	Remaining Life	Aggregate Intrinsic Value for the Activity During the Years
Balance, January 1, 2022	3,116,626	$4.44	7.0	0
Granted	517,500
Exercised	(6,060)
(Forfeiture)	(555,000)
Balance, December 31, 2022	3,073,066	$5.22	6.0	0
Exercisable, December 31, 2022	2,711,448	$3.40	7.1	0

Balance, January 1, 2023	3,073,066	$5.22	6.0	0
Granted
Exercised
(Forfeiture)	(139,028)
Balance, December 31, 2023	2,934,038	$3.46	5.1	0
Exercisable, December 31, 2023	2,810,820	$5.25	2.9	0

As of December 31, 2023, there were 123,218 unvested options to purchase shares of the Company’s common stock and approximately $324,000 of unrecognized share-based compensation expense that the Company expected to recognize over the next twelve months.

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

Note 6  — Convertible Notes Payable

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

The debt discount of the warrants remaining after termination was calculated by the Black-Scholes formula. The inputs for the Black-Scholes formula, were as follows:

●	Term — 13-15 months

●	Risk-free Interest Rate — 4.5% to 4.7%, average of 4.6%

●	Dividend Rate 0

●	Volatility 77.3-82.5%

2022 Convertible Note Payable at Issuance	$2,570,000
Deferred debt discount and payments to advisor	(529,811)
$2,040,189

Amortization of debt discounts for period	315,546
2022 Convertible Note Payable as of December 31, 2022	$2,355,735
2022 Convertible Note Payable as of December 31, 2023	$0

2023A Convertible Note Payable

On January 10, 2023, the Company commenced a Convertible Notes Offering (“2023A Convertible Note Payable”) pursuant to which it offered up to $500,000 of convertible notes. A total of $200,000 of the 2023A Convertible Notes were sold.

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

The warrants and beneficial conversion option was recorded as the convertible note payable debt discount. The inputs for the Black-Scholes formula, were as follows:

●	Term — 12 months

●	Risk-free Interest Rate — 4.59% – 5.25%

●	Dividend Rate 0

●	Volatility 75.2% – 78.7%

The following table illustrates the value of the 2023B convertible note payable as of December 31, 2023:

2023B Convertible Note Payable
2023B Convertible Note Payable at Issuance	$1,970,000
(Deferred Debt Discount)	(704,975)
$1,265,025
Amortization of debt discount for period ending December 31, 2023	704,975
Balance December 31, 2023	$1,970,000

Note 7— Income Taxes –

NYIAX, Inc. is taxed as a “C” Corporation subject to federal, state and local income taxes.

For the years ended December 31, 2023 and 2022, NYIAX did not have any income for tax purposes and therefore, no current tax liability or expense has been recorded in these financial statements.

A reconciliation of income tax expense computed at the statutory federal income tax rate to the provision for income taxes for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Net Loss for the Year	$(8,724,863)	$(11,114,179)
Statutory federal income tax rate	21%	21%
Tax benefit using statutory federal income tax rate	$(1,832,221)	$(2,333,978)
State and local taxes, net of federal benefit	(171,007)	(965,370)
Non-deductible expenses, net of federal income tax rate	203,955	328,290
Share-based compensation	101,237	430,501
Change in valuation allowance	(2,640,167)	2,685,199
Start Up Costs	-	(146,490)
Other, net	4,338,204	1,848
Income tax expense (benefit)	$-	$-
Effective income tax rate	0%	0%

At December 31, 2023, the Company has available Federal net operating loss carryforwards (“NOLs”), of approximately $32.1 million (of which approximately $8,450,000 was generated in 2023) to reduce future taxable income which do not expire but are limited to 80% of taxable income and New York NOLs of $ 24.9 million of which approximately $6,170,000 expires in 2040, $8,870,000 expires in 2041, $8,610,000 expires in 2042 and $1.2 million expires in 2043. Additionally, the Company had California NOLs of approximately $5.5 million for 2023. The Company evaluates the need for a valuation allowance at each report date.

Management has determined that it is not more likely than not that the deferred tax assets will be realized. A full valuation allowance is provided against the deferred tax assets at December 31, 2023 and 2022.

Deferred tax asset at December 31, 2023 and 2022 consists of the following:

	2023	2022
Deferred tax asset
Start-up costs	$3,221,000	$5,042,480
Stock based compensation	2,009,000	2,738,028
Section 174 Costs	148,000	101,398
Net Operating Loss	7,212,000	7,377,234
Other	(44,000)	(81,973)
	$12,546,000	$15,177,167
Valuation allowance	$(12,546,000)	$(15,177,167)
Net deferred taxes	$-	$-

Note 8— Purchase of Intellectual Property Portfolio

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

The Portfolio consists of a portfolio of eighteen (18) patents and trade secrets, of which six of the patents are active. The Company will amortize the active patents over their useful lives.

The Company will use the Portfolio to enhance its offerings for the buying and selling of media, advertising audience, and advertising inventory. Additionally, the Company will use the Portfolio acquired from NIFTY to create new revenue streams in markets such as: (i) market data, (ii) streaming media (advertising, livestreaming and video-on-demand), and (iii) the webinar market. NYIAX engaged an intellectual property valuation company to assess the potential opportunities of the patents and trade secrets prior to our acquisition of the patents and trade secrets.

The Company has concluded that the purchase of this intellectual property portfolio is an acquisition of an asset group in accordance with ASC 805-10-55 and the Company utilized a $2.00 share valuation as it was consistent with the Company’s latest convertible notes offering, the 2023B Convertible Notes Offering.

A purchase price of approximately $4 million was recorded as of July 8, 2023 for the Portfolio.

The amortized cost as of December 31, 2023 was as follows:

Portfolio Cost	$4,000,000
Accumulated amortization as of December 31, 2023	(595,042)
$3,404,958

The Company will record amortization expense of the Portfolio as follows:

For the year ending December 31, 2024	$1,190,083
For the year ending December 31, 2025	958,678
For the year ending December 31, 2026	517,906
For the year ending December 31, 2027	341,598
For the year ending December 31, 2028	264,463
Thereafter	132,230
Total	$3,404,958

Note 9 — Capitalized Software Development Costs -

Capitalized software development costs, net of amortization as of December 31, 2023 and 2022 was $196,572 and $393,157, respectively. The Company had gross capitalized software development costs of $982,891 as of December 31, 2023 and 2022. The Company commenced amortizing the capitalized software development costs in January 2020. For the years ended December 31, 2023 and 2022, the Company amortized $196,578 and $196,578 of capitalized software development costs, respectively.

In accordance with ASC 360 Impairment Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically reviews the carrying value of long-lived assets whenever events or changes in circumstances indicate that the historical carrying value of the long-lived assets may have been impaired. Management determined long-lived assets held at December 31, 2023 had not been impaired.

Note 10 - Deferred Offering Cost Write-off

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

Note 11 — Operating Leases

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

On September 1, 2021, the Company entered into an operating sub-lease for office space at 180 Maiden Lane, New York, NY 10005 that commenced on November 1, 2021, expires September 29, 2025, and on April 16, 2024 the lease was terminated early. Base rent is $14,814 per month, rent escalation is 2% per annum commencing on the first anniversary of lease commencement and there is a rent concession of three months following the Company’s possession of space. On the commencement date, the Company recorded a right-of-use asset and lease liability in the amount of $563,713.

Balance sheet information related to our leases is presented below:

Operating leases:	Balance Sheet Location	December 31, 2023	December 31, 2022	November 1, 2021 (Lease Commencement)
Right-of-use assets	Operating lease right-of-use asset	$244,451	$395,470	$563,713
Operating lease liability, current	Current portion of operating lease obligations	$175,585	$162,503	$106,810
Operating lease liability, long-term	Operating lease obligations, net of current maturities	$92,800	$268,385	$456,903

December 31,
2023
Weighted-average discount rate – operating lease	5.6%
Weighted-average remaining lease term – operating lease (in months)	18

As of December 31, 2023, the expected annual minimum lease payments of our operating lease liabilities:

For Years Ending December 31,	Operating lease
2024	$186,177
2025	94,320
Total future minimum lease payments, undiscounted	$280,497
Less: Imputed interest for leases in excess of one year	12,112
Present value of future minimum lease payments	$268,385

Note 12 — Related Party Transactions -

Payables to Shareholder-Founders

At December 31, 2023 certain shareholder-founders loaned the Company $264,000.

●	$100,500 debt for reimbursement of certain expenses from 2016. On October 30, 2023, the Company entered into an agreement with shareholder-founders whereby the debt converts to 25,124 shares immediately upon pricing of the Company’s public offering.

●	$163,500 in the form of convertible notes from November 27, 2023 through December 11, 2023. These convertible notes payables to certain shareholder-founders of $163,500 plus interest automatically convert to common shares upon the completion of a financing event or within two (2) months from the date of the convertible notes at a share price of $4.00 per share.

In October 2023, certain shareholder-founders purchased $100,000 in the form of convertible notes. These convertible notes payables to certain shareholder-founders of $100,000 plus interest automatically converted to 50,328 common shares in December 2023 at a share price of $4.00 per share.

At December 31, 2022 the Company had a payable to certain shareholder-founders in aggregate amount of $100,500 for reimbursement of certain expenses from 2016.

Related Party Transactions — Former CEO

The Company’s former CEO is also a shareholder and Director of the Company.

The former CEO is a co-founder of a private investment fund, GoldStreet Holdings Limited Partnership (“GoldStreet”). For the year ended December 31, 2022, the Company recorded $10,000 of general and administrative expenses related to GoldStreet for office space. The Company did not record any related party expenses related to GoldStreet for the twelve-month period ended December 31, 2023.

Forfeiture of Deferred Compensation

During 2023, in connection with the closing of the Company’s IPO, certain NYIAX founders, owners, officers and employees agreed to defer $1,229,915 of compensation amounts, including payroll taxes, owed by NYIAX. During 2023, certain NYIAX founders, owners, officers and employees agreed to forfeit $769,839 of deferred compensation amounts, including payroll taxes, owed by NYIAX. The deferred compensation arose from a salary deferral program where each founder agreed to defer a portion of their contractual salary or contractor fees. This forfeiture represents a permanent waiver of rights to this deferred compensation.

This event was recorded as a contra-expense to selling, general and administrative expenses and a debit to accrued compensation.

Note 13 — Subsequent Events

Management has evaluated events that have occurred subsequent to the date of these condensed financial statements and has determined that, other than those listed below, no such reportable subsequent events exist through August 15, 2024 in accordance with FASB ASC Topic 855, “Subsequent Events.” Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement other than noted above and below:

Convertible Note Offerings

2024A Convertible Note Payable

As of August 15, 2024, the Company has closed on approximately $1.3 million in the 2024A Convertible Note Payable offering. The Offering consists of two-year convertible notes (the “Notes”) with 10% interest payment-in-kind in Company common stock at two ($2.00) dollars, which shall be paid at maturity or upon conversion. Additionally, the Company issued with the Notes, warrant coverage at the rate of one hundred (100%) percent of the dollar value of the Note at two ($2.00) dollars per share as the strike price of the Warrants. The Warrants are for a period of five (5) years.

Upon completion of a subsequent financing where the Company raises cumulative gross proceeds of at least $1,500,000 (the “Financing Event”) the outstanding principal balance of the Notes and all accrued interest shall automatically convert into such securities under the same terms and conditions as those securities purchased in Financing Event. The conversion price of the securities will be the price per share equal to the following: the lower of (i) eighty-five (85%) percent of the price paid by purchasers of securities in such Financing Event or (ii) two ($2.00) dollars, but in no event less than one dollar and fifty cents ($1.50) per share. If a Financing Event shall not occur two (2) years from the final Closing of the Offering, the outstanding principal balance of the Note and the accrued interest shall convert into the Company’s common stock at two ($2.00) dollars per share.

2024B Convertible Note Payable

As of August 15, 2024, the Company has closed on approximately $0.2 million in the 2024B Convertible Note Payable offering. The Offering consists of two-year convertible notes with 10% interest payment-in-kind in Company common stock at two ($2.00) dollars, which shall be paid at maturity or upon conversion. Additionally, the Company issued with the Notes, warrant coverage at the rate of one hundred (100%) percent of the dollar value of the Note at two ($2.00) dollars per share as the strike price of the Warrants. The Warrants are for a period of five (5) years.

Upon completion of a subsequent financing where the Company raises cumulative gross proceeds of at least $1,500,000 (the “Financing Event”) the outstanding principal balance of the Notes and all accrued interest shall automatically convert into such securities under the same terms and conditions as those securities purchased in Financing Event. The conversion price of the securities will be the price per share equal to the following: the lower of (i) eighty-five (85%) percent of the price paid by purchasers of securities in such Financing Event or (ii) two ($2.00) dollars, but in no event less than one dollar and fifty cents ($1.50) per share. If a Financing Event shall not occur two (2) years from the final Closing of the Offering, the outstanding principal balance of the Note and the accrued interest shall convert into the Company’s common stock at two ($2.00) dollars per share.

Executive Employment Appointments

Appointment of Chief Executive Officer

On January 19, 2024, the Company’s Board of Directors appointed Teresa Gallo as the Chief Executive Officer (the “CEO”) of the Company and joined the Board of Directors on May 1, 2024. In connection with Ms. Gallo’s appointment as CEO, the position of Interim Chief Executive Officer was eliminated. Ms. Gallo’s primary tasks as CEO will include the development and implementation of the Company’s long-term strategic plan for its digital advertising exchange platform.

On January 19, 2024, the Company entered into an employment agreement with Ms. Gallo (the “Agreement”). The term of the Agreement commenced on January 19, 2024 and continues for two (2) years unless terminated earlier pursuant to the terms of the Agreement, and thereafter will be automatically renewed for successive one (1) year periods, unless terminated earlier pursuant to the terms of the Agreement or unless either party provides written notice of its intention not to extend the term of the Agreement at least 30 days prior to the Initial Term.

Under the Agreement, Ms. Gallo will receive an annual base salary of $400,000 plus healthcare and other benefits including, but not limited to, life insurance coverage, expense allowances and indemnification.

Ms. Gallo was granted restricted stock units with a grant date cash equivalent value of $100,000, vesting 50% after six (6) months on July 19, 2024, and the remaining 50% vesting after one year on January 19, 2025.

Also, upon public offering of the NYIAX shares, Ms. Gallo has also received a contingent equity grants of 200,000 incentive stock options at $4.00 per share and 200,000 RSUs, both with a 4-year quarterly vesting schedule.

In the event the Company terminates the Agreement without cause or does not renew the Agreement or Ms. Gallo terminates the Agreement for good reason, Ms. Gallo will be entitled to receive, among other severance benefits, cash payments equal to twelve (12) months base salary, continued health and medical benefits, and accelerated vesting of unvested stock equity pursuant to terms of the Agreement. In the event of termination for cause by the Company, Ms. Gallo unearned salary, benefits and unvested stock equity grants terminate.

Appointment of Director of Development for Special Projects

On May 4, 2024, the Company appointed and entered into an employment agreement with Robert Ainbinder Jr. as the Director of Development for Special Projects of the Company. Mr. Ainbinder’s primary tasks as Director of Development for Special Projects include creating a successful Capital Attainment Program, working with the CEO and management to designate, identify and create new business lines for the Company, and other duties as mutually agreed to between the Mr. Ainbinder and the CEO. Mr. Ainbinder is also a Board member.

On May 4, 2024, the Company entered into an employment agreement with Mr. Ainbinder (the “Agreement”). The term of the Agreement commenced on May 4, 2024 and continues for a period of one (1) year or until otherwise terminated in accordance with the provisions of the Agreement. This Agreement shall automatically renew for successive four (4) month terms unless earlier terminated Under the Agreement. Mr. Ainbinder will receive an annual base salary of $225,000 plus healthcare and other benefits. During the term, in addition to the base salary, Mr. Ainbinder will be eligible for a discretionary bonus of up to 20% of base salary which may be in cash, equity compensation, or base salary increases.

Forfeiture of Deferred Compensation

As of June 30, 2024, certain NYIAX founders, owners, officers and employees agreed to forfeit $308,083 of deferred compensation amounts, including payroll taxes, owed by NYIAX. The deferred compensation arose from a salary deferral program where each founder agreed to defer a portion of their contractual salary or contractor fees. This forfeiture represents a permanent waiver of rights to this deferred compensation.

This event was recorded as a contra-expense to selling, general and administrative expenses and a debit to accrued compensation.

Payables to Shareholder-Founders and Conversion to Common Shares

During January 2024 the Company sold $150,000 of convertible notes to certain shareholder-founders. The convertible notes payable, plus interest at 4%, automatically converted to 32,462 common shares during the three-month period ending March 31, 2024 at a share price of $4.00 per share.

From November 27, 2023 through December 11, 2023 the Company sold $163,500 of convertible notes to certain shareholder-founders. These convertible notes payables to certain shareholder-founders of $163,500 plus interest automatically converted to 41,145 common shares during the three-month period ending March 31, 2024 at a share price of $4.00 per share.

During the three-month period ended March 31, 2024 certain shareholder-founders purchased $21,000 of these convertible notes payable. These notes plus interest automatically converted to common shares upon two (2) months from the date of the convertible notes at a share price of $4.00 per share.

On February 8, 2024, certain shareholder-founders advanced the Company $48,000. The advance, plus interest at 4% per annum was repaid on April 10, 2024.

Lease Termination

Effective April 16, 2024, the Company’s operating sub-lease for office space at 180 Maiden Lane, New York, NY 10005 that commenced on November 1, 2021 was terminated.

The Company does not anticipate a material charge from the termination.

Withdrawn Public Offering

On February 12, 2024 the Registration Statement on Form S-1 filed by the “Company with the Securities and Exchange Commission (the “SEC”) was declared effective by the SEC. The Company planned to offer 2,106,250 shares of common stock (or 2,422,188 shares of common stock if the underwriters exercised their over-allotment option in full) at a price of $4.00 per share, for an aggregate offering of $8,425,000 (the “Offering”).

The Company’s financial advisor, representative and lead underwriter for the Offering was WestPark Capital, Inc. (“WestPark”). WestPark informed the Company of its decision not to proceed with pricing of the Company’s Offering on March 5, 2024.

Appointment and Resignation of Directors

On May 1, 2024, the Board of Directors (the “Board”) of the Company appointed Teresa Gallo, the Company’s CEO, independent Directors Bruce Cooperman, Michael Garone and Paul Richardson as Directors of the Company. As of the date hereto, the independent Directors have not been granted equity compensation for their services.

On April 30, 2024, Thomas F. O’Neill, the Chairman of the Board of Directors of the Company advised the Board of the Company that he was resigning as Chairman of Board effective April 30, 2024.

ITEM  9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Rule13a-15(b) of the Exchange Act, the Company has evaluated, under the supervision and with the participation of senior management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based upon our evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were not effective at the reasonable assurance level because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with US GAAP.

Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2023, material weaknesses exist in the Company’s internal control over financial reporting and disclosures. As defined in Exchange Act Rule 12b-2 and Rule 1-02 of Regulation S-X, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Remediation Measures

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

During the past year, the Company has made the following changes to improve the internal control over financial reporting and safeguarding of assets. The Company’s controller resigned in December, 2022 and a new controller was hired in January of 2023. The Company instituted new approval policies for expense and payment approvals. Payment procedures now include segregation of duties, we established separation of duties for cash payments; all payments require three approvals. Our travel and entertainment reimbursement (revisions of previous policies) policies have been revised. Additionally, we reviewed payments to contractors to ensure proper tax reporting and hiring practices. We reinforced policies regarding board approval over material contracts. And we will be retaining experienced accounting resources that have experience in SEC reporting regulation after the a financing event is completed.

Changes in Internal Control Over Financial Reporting

Other than those actions described above, there have been no changes in our internal control over financial reporting (as defined in Rule13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Teresa Gallo(1) (2)	53	Chief Executive Officer
Carolina Abenante	53	Co-Founder, Chief Strategy Officer, Chief Evangelist, Vice Chairperson and Director
William Feldman	61	Chief Financial Officer and Treasurer
Sergey Tsoy	40	Chief Technology and Product Officer
Mark Grinbaum	69	Co-Founder and Executive Vice President of Financial Products
Robert E. Ainbinder, Jr.	55	Director
Paul Richardson	65	Director (1)
Michael Garone	69	Director (1)
Bruce Cooperman	65	Director (1)

(1)	Appointed to the Board May 1, 2024.

(2)	Ms. Teresa Gallo was appointed the Company’s Chief Executive Officer on January 19, 2024. Christopher Hogan was appointed Interim Chief Executive Officer and President of NYIAX on May 26, 2022. With the recent appointment of our new Chief Executive Officer, the Interim Chief Executive Officer position previously held by Mr. Hogan has been eliminated, as planned.

Teresa Gallo (Chief Executive Officer)

Teresa Gallo was appointed the Company’s Chief Executive Officer on January 19, 2024 and joined the Board of Directors on May 1, 2024. In 2023 Ms. Gallo founded Assemblage Digital, a boutique advisory firm focused on digital marketing, commercial strategies, and revenue development for technology companies. From May 2020 to May 2023, Ms. Gallo served as Executive Vice President and General Manager at Kinneso, a technology driven marketing and advertising agency and affiliate of Interpublic Group of Companies, Inc. (“IPG”), in New York, New York. Ms. Gallo led Kinneso’s global marketplace team and was responsible for organization design, strategy, operations, revenue delivery, partnerships and market expansion of its business. From December 2018 to May 2020, Ms. Gallo served as Chief Digital Officer for Orion, a subsidiary of IPG, where she oversaw Orion’s worldwide digital business and designed the roll-out and implementation of Orion’s programmatic advertising platform for publisher and advertiser utilization. From October 2013 to July 2018, Ms. Gallo served as Senior Vice President at OpenX, a programmatic advertising platform for publishers, advertisers, and agencies. Ms. Gallo was responsible for OpenX’s global corporate business development for publishers and advertisers. Prior to joining Open X, Ms. Gallo was a founding executive at Cadreon, IPG’s first global programmatic agency and she spent over a decade at AOL (“AOL”) in leadership roles. She is a respected, global speaker on advertising, data, marketing and technology. Ms. Gallo currently serves on the board of directors of the Rutgers University Center for Innovation Education, where she participated in framing the direction and growth of the Rutgers’s Innovation Center and its Professional Science master’s degree in data. She attended Simmons College in Boston, MA and executive study programs at Harvard University Extension School in Cambridge, MA. She resides in northern NJ with her family.

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

William Feldman (Chief Financial Officer and Treasurer)

William Feldman joined NYIAX in February 2021 as Chief Financial Officer and appointed as Treasurer in November 2021. Mr. Feldman is a seasoned agency leadership professional with over 25 years of experience managing marketing services businesses, leading and negotiating the purchase and sale of business, negotiating media contracts and creating new revenue/business models. Mr. Feldman was Chief Operating Officer and founder at SweetScience (a doing-business-as name for Punch Innovation LLC) from 2017 to 2021, where he led all financial, client finance, work-flow and delivery, administration processes, as well as media buying within the agency. Mr. Feldman had overseen SweetScience’s growth to become #388 of the Inc. 500 for 2019. Mr. Feldman started his career at PriceWaterhouseCoopers LLP from 1984 to 1989, and continued to WPP Group where he held several roles from 1989 to 1990, including Chief Financial Officer of SBG Partners and Enterprise IG from 1992 to 2002. From 2002 to 2005, he was Corporate Controller at AKQA Inc., a digital design and communications agency in San Francisco now owned by WPP. While at AKQA, Mr. Feldman opened AKQA’s New York office and oversaw revenue growth of 2.5 times over a three-year period. From 2006 to 2009, he was Senior Vice President at McCann WorldGroup, a subsidiary of Interpublic Group of Companies, Inc., where he was responsible for the financial management of McCann’s key clients, Intel and MasterCard. After that, from 2009 to 2012, Mr. Feldman was the Chief Financial Officer of Integrated Media Solutions, Inc. (“IMS”), where he led its acquisition transaction by MDC Partners, Inc. Mr. Feldman received a Bachelor of Science degree from Binghamton University. He is a Certified Public Accountant.

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

Mark Grinbaum (Co-Founder and Executive Vice President of Financial Products)

Mark Grinbaum was one of the founders of NYIAX. He had been our Executive Vice President of Products and Secretary until May 17, 2022, starting from which day he became our Executive Advisor of Financial Products as a consultant and at the same time cease to be Executive Vice President and Secretary. He has been managing building and adapting IT solutions for over 30 years with the last 20 in a senior management role in the financial industry including Deutsche Boerse’s International Securities Exchange (“ISE”) for over 13 years from 1997 to 2011, and Dow Jones, Inc. for 12 years prior to the ISE. Among Mr. Grinbaum’s accomplishments, as ISE’s the Chief Technology Officer and Architect, was adaptation of the European Options trading platform to meet U.S. standards allowing ISE to become the largest Equity Options exchange in the world. After the ISE launch, reporting directly to Chief Information Officer, Mr. Grinbaum was responsible for the interfaces that facilitated many initiatives for the ISE, as well as industry and regulatory initiatives. Mr. Grinbaum is a graduate of St. Petersburg Electro Technical University, St. Petersburg, Russian Federation with a degree of Masters of Electrical Engineering in 1976. Mr. Grinbaum is also the primary inventor of the Nasdaq AB/NYIAX patent.

Robert E. Ainbinder, Jr. (Director and Director of Business Development)

Robert E. Ainbinder, Jr. has served as Director of NYIAX since August 2016. From August 2019 to December 2020, Mr. Ainbinder served as Interim Chief Executive Officer of NYIAX, after which he served as Chief Executive Officer from December 16, 2020 to May 26, 2022. Mr. Ainbinder is currently a compensated employee of the Company. From 2020 to 2021, Mr. Ainbinder was at Univest Securities LLC. From 2015 to 2019, Mr. Ainbinder was a Vice President of WestPark Capital, Inc. and served on the firm’s Investment Banking Committee. He began his career in 1983 as a clerk on the floor of the American Stock Exchange and went on to achieve positions and elevated responsibilities in private wealth management, as Vice President, as Managing Director and as Director of Corporate Finance for various investment banking firms. In 2013, Mr. Ainbinder became the Managing Director at Newport Coast Securities, Inc. where he managed a team of financial advisors. In this role, Mr. Ainbinder served as an investment banker advising and executing transactions for public and private emerging growth companies. Mr. Ainbinder also holds the following FINRA licenses: Series 63 (Uniform Securities Agent State Law Examination), SIE (Securities Industry Essentials Examination), Series 7 (General Securities Representative Examination), Series 6 (Investment Company Products/Variable Contracts Representative Examination), Series 4 (Registered Options Principal Examination) and Series 24 (General Securities Principal Examination).

On May 4, 2024, NYIAX appointed and entered into an employment agreement with Robert Ainbinder Jr. as the Director of Development for Special Projects of the Company. Mr. Ainbinder’s primary tasks as Director of Development for Special Projects include creating a successful Capital Attainment Program, working with the CEO and management to designate, identify and create new business lines for the Company, and other duties as mutually agreed to between the Mr. Ainbinder and the CEO. Mr. Ainbinder is also a Board member.

Paul Richardson (Director)

Paul Richardson became an independent non-executive Director of NYIAX on May 1, 2024. From 1996 to 2020, Paul Richardson served as a board member and Chief Financial Officer of WPP Group, where he was responsible for WPP Group’s worldwide functions in finance, information technology, procurement, property, treasury, taxation, internal audit and corporate and social responsibility initiatives. Mr. Richardson initially joined WPP Group as Treasurer in 1992. At WPP Group, Mr. Richardson was involved with the company’s M&A activity, including WPP’s acquisitions of Young & Rubicam, Grey Global Group, Taylor Nelson Sofres and 24/7 Real Media. In addition, he served a non-executive director of two companies associated with WPP Group, Chime Communications PLC from 1997 to 2014 and STW Communications Group Limited in Australia from 1999 to 2020. Prior to joining WPP, Mr. Richardson worked in Beecham Finance as Assistant Treasurer of Beecham Group (now GlaxoSmithKline) from 1982 to 1985 and as Deputy Treasurer at Hanson Trust from 1986 to 1992. He also served on the board of Ceva Group PLC (a subsidiary of Apollo. Mr. Richardson trained as a Chartered Accountant in London with KPMG, and is a Fellow of the Association of Corporate Treasurers. Mr. Richardson was also awarded the FTSE 100 Finance director of the year in 2007. He received a degree in 1979 from the University of East Anglia in the United Kingdom.

Michael M. Garone (Director)

Michael Garone became an independent non-executive Director of NYIAX on May 1, 2024. Mr. Garone began his financial services career on Wall Street in 1977. Mr. Garone currently serves as an Independent Financial Consultant with Garone Capital Management, a sole proprietorship, and has served in this role since November 2010. Mr. Garone brings over 45 years of experience managing both domestic and international businesses for top tier financial institutions. To that end, Mr. Garone served as: Vice President and CFO of CM&M Futures Group from November 1984 to January 1990 and was Vice President and CFO of Carroll McEntee & McGinley Securities, Inc. from November 1980 to November 1984 (both subsidiaries of HSBC Ltd.); President, COO and Board member of Adler, Coleman & Co., an NYSE clearing member, from January 1990 to December 1991; Managing Director, CFO and Board member of Serfin Securities, Inc. from January 1992 to December 1997 and Managing Director, CFO and Board member of Serfin International Holdings, Inc. from January 1992 to December 1997 (both subsidiaries of Grupo Financiero Serfin); Executive Vice President and CFO of ABSA Securities, Inc. from January 1998 to February 1999 (a subsidiary of Amalgamated Banks of South Africa); President, COO and Board member of Erste Bank Artesia Securities, Inc., a jointly owned subsidiary of Erste Bank of Austria & Artesia Banking Group of Belgium, from March 1999 to July 2002; CFO and COO of Union & Employee Affiliations, a subsidiary of USI Holdings Corp., from August 2002 to December 2008. Mr. Garone received a Bachelor of Science degree in Business Management from St. Francis College in May of 1975. Mr. Garone also received an MBA degree in Finance from Pace University in May of 1977. Mr. Garone held multiple FINRA licenses, which are currently expired, including: SIE (obtained in February 2017), Series 66 (obtained in April 2011), Series 63 (obtained in November 2005), Series 7 (obtained in April 1990), Series 53 (obtained in November 1990), Series 4 (obtained in September 1990), Series 24 (obtained in June 1990), and Series 27 (obtained in July 1981).

Bruce Cooperman (Director)

Bruce Cooperman became an independent non-executive Director of NYIAX on May 1, 2024. Bruce Cooperman is currently serving as Managing Partner at Nereus Advisors, LLC, a management and operational consulting services company, and has served in this role since January 2014. He founded Nereus Advisors in 2014 to provide financial and operational advisory services to businesses across two primary domains — financial technology and B2B business software services. Using his experience in management, corporate governance, capital raising and strategic investing, Mr. Cooperman provides insight and support to both management and investors. His clients are companies in the early or mid-stages of development that want to take advantage of opportunities for company-building and process development. Mr. Cooperman previously served as the Chief Financial Officer of Clearpool Group (“Clearpool”), an electronic trading software provider and independent agency broker dealer, where he was responsible for the finance, treasury, tax, legal, human resources and other administrative functions. Mr. Cooperman helped Clearpool grow and scale through strategic and operational development, directed several equity and debt capital raises, and was integral in the sale of Clearpool to BMO Financial Group in April 2020. From November 2011 to January 2014, Mr. Cooperman was the Chief Financial Officer of AppNexus, Inc., a Delaware company, where he guided AppNexus through a rapid growth stage in its development and maturation. From February 1999 to November 2011, Mr. Cooperman was Chief Financial Officer of International Securities Exchange, Inc. (“ISE”), a Delaware company, where he directed ISE’s initial public offering in 2005 and facilitated the sale of the company to Deutsche Borse AG in April 2007. From May 1997 to February 1999, Mr. Cooperman was Senior Vice President at the Board of Trade of the City of New York. From May 1993 to May 1997, Mr. Cooperman was Director of Finance and Information Technology at Fischer, Francis, Trees & Watts, Inc., an investment advisory services company, where he directed the global operations of the finance and technology divisions. From May 1984 to May 1993, Mr. Cooperman was Vice President in the Finance Division of Credit Suisse. Mr. Cooperman has served on the boards of not-for-profit and private companies and has been management liaison to audit and compensation committees. He is well versed in best practices of corporate governance, risk management and compliance. Mr. Cooperman is a graduate of the Ohio State University, where he received a B.S. degree in Accounting and Computer Science in December 1980. He lives in Ashville, North Carolina, with his family.

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

Board of Directors

As of the date hereof, our Board of Directors consists of six directors. Our Board of Directors has determined that Director’s — Bruce Cooperman, Michael Garone and Paul Richardson — satisfied the “independence” requirements of Rule 5605(a)(2) of the Listing Rules of the Nasdaq Stock Market and Rule 10A-3 under the Exchange Act.

Board Committees

We have established two committees under the board of directors: an Audit Committee and a Compensation Committee. We have adopted a charter for each of the two committees. Each committee’s members and functions are described below.

Audit Committee

The Company’s Audit Committee is comprised of Paul Richardson (Chair),Michael M. Garone (Director), Bruce Cooperman (Director).

The Board has determined that all members are independent directors and Director Richardson qualifies as an “audit committee financial expert” within the meaning of the rules of the SEC.

The purpose of the Audit Committee is to oversee the Company’s accounting and financial reporting processes and the audit of the Company’s financial statements.

Compensation Committee

The Company’s Compensation Committee is comprised of Paul Richardson, Michael M. Garone, and Bruce Cooperman. A chair is to be nominated.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, or paid to our chief executive officer and the four most highly compensated executive officers (other than the chief executive officer) who were serving as executive officers as of December 31, 2023 for services rendered in all capacities to us for the years ended December 31, 2023 and 2022.

Name	Principal Position	Year	Salary ($)	Bonus ($)	Option Awards(1) ($)	Share-based Awards(1) ($)	Total ($)
Feldman, William	Chief Financial	2023	$145,000		$156,145		$301,145
	Officer and Treasurer	2022	$180,000		$156,145		$336,145

Sergey Tsoy	Chief Technology	2023	230,000		30,950		260,950
	and Product Officer	2022	$216,538		36,108		252,646

Robert Ainbinder Jr	Former Chief	2023	219,680				219,680
	Executive Officer(2)	2022	$318,750		$144,250		$463,000

Toothaker, Gregory	Chief Business	2023	$190,625				$190,625
Robert(4)	Officer	2022	242,211				$242,211

Christopher Hogan	Interim Chief Executive Officer, President and Chief Operating Officer (formerly	2023	$111,300				$111,300
	Chief Operating Officer)(3)	2022	$365,141				$365,141

(1)	In accordance with ASC 718.
(2)	Mr. Ainbinder was appointed Chief Executive Officer on July 22, 2020, prior to which he was Interim Chief Executive Officer since August 19, 2019. On May 26, 2022, Mr. Ainbinder resigned as Chief Executive Officer, but continued to be a Director of the Company. Following Mr. Ainbinder’s resignation as Chief Executive Officer, the Company continued to compensate Mr. Ainbinder on a month-to-month basis, at a rate of $270,000 per annum, for ongoing services provided. On September 28, 2023, Mr. Ainbinder voluntarily deferred his salary commencing 10/1/2023 (to be reflected in the 10/15/2023 payroll) until the IPO. During such time, Mr. Ainbinder agreed for an annual salary rate of $32,000 versus a previous annual salary rate of $270,000. On May 4, 2024, the Company appointed and entered into an employment agreement with Robert Ainbinder Jr. as the Director of Development for Special Projects of the Company (the “Agreement”). The term of the Agreement commenced on May 4, 2024 and continues for a period of one (1) year or until otherwise terminated in accordance with the provisions of the Agreement. This Agreement shall automatically renew for successive four (4) month terms unless earlier terminated. Mr. Ainbinder will receive an annual base salary of $225,000 plus healthcare and other benefits. During the term, in addition to the base salary, Mr. Ainbinder will be eligible for a discretionary bonus of up to 20% of base salary which may be in cash, equity compensation, or base salary increases.
(3)	Christopher Hogan’s non-exclusive services as Chief Operating Officer were rendered through Southside Strategies, LLC and included various expenses paid to sub-contractors. On May 26, 2022, Mr. Hogan was appointed as Interim Chief Executive Officer and President. With the recent appointment of our new Chief Executive Officer, the Interim Chief Executive Officer position previously held by Mr. Hogan has been eliminated, as planned.
(4)	Mr. Toothaker was terminated effective January 9, 2024.

Employment Agreements and Consulting Agreements

On May 23, 2022, the Company and Carolina Abenante entered into an employment agreement and general release, pursuant to which Ms. Abenante agreed to be employed as Co-Founder, Chief Strategy Officer, Chief Evangelist, Vice Chairperson and Director of the Company. The agreement is automatically renewed for one year on each anniversary date, unless it is terminated earlier with 30 days’ written notice by either party prior to each renewal. As compensation, the Company agreed to pay Ms. Abenante (i) a base salary at the rate of $255,000 per annum except that for the period of May 16, 2022 through July 15, 2022, Ms. Abenante’s base salary will be $100,000 per year; and (ii) an annual discretionary bonus of 20% of the actual paid base salary. Ms. Abenante voluntarily agreed to defer her salary to $60,000 per year until the Company effectuates its financing event.

On May 24, 2022, the Company and Mark Grinbaum entered into a consulting agreement, pursuant to which Mr. Grinbaum agreed to perform services in the role of Co-Founder and Executive Vice President of Financial Products of the Company, which is a part-time non-exclusive position for twelve months. The Company agreed to pay Mr. Grinbaum a base compensation of $90,000 per year. From July 16, 2022, Mr. Grinbaum voluntarily agreed to defer his compensation until the Company effectuates its financing event.

On July 16, 2016, the Company and Sergey Tsoy entered into an employment agreement, pursuant to which Mr. Tsoy agreed to be employed as Executive Vice President of Technology of the Company. As compensation, the Company agreed to pay Mr. Tsoy (i) a base salary at the rate of $150,000 per annum; (ii) a discretionary bonus of 20% of the base salary; (iii) 50,076 shares of common stock of the Company, subject to the terms of a restricted stock agreement dated April 20, 2016; and (iv) incentive stock options to purchase 100,000 shares of common stock of the Company at $4.60 per share, subject to the terms of a stock option award agreement dated May 1, 2017. Mr. Tsoy voluntarily agreed to defer a portion of his compensation until the Company effectuates its financing event.

On May 26, 2022, Mr. Hogan and the Company entered into an employment agreement, pursuant to which Mr. Hogan agreed to be employed as President and Chief Operating Officer of the Company and agreed to act as Interim Chief Executive Officer. The Company agreed to pay Mr. Hogan (i) a base salary of $360,000 per annum; (ii) a discretionary bonus of up to 50% of salary; (iii) an annual award of incentive stock options to purchase 75,000 shares of common stock of the Company at market price; and (iv) one time incentive bonus of $20,000 to $250,000 to be paid to Mr. Hogan based upon meeting key performance indicators related to media billed on the Company’s platform. With the recent appointment of our new Chief Executive Officer, the Interim Chief Executive Officer position previously held by Mr. Hogan has been eliminated, as planned. Additionally, Mr. Hogan voluntarily forfeited all of his deferred compensation.

On August 26, 2019, the Company and Robert Ainbinder, Jr. entered into an employment agreement, pursuant to which Mr. Ainbinder agreed to be employed as Interim Chief Executive Officer of the Company. As compensation, the Company agreed to pay Mr. Ainbinder (i) a base salary at the rate of $360,000 per annum, prorated based on the start date; (ii) a discretionary bonus equal to 2.5% of the funds received by the Company in a private placement commenced on August 19, 2019 (which pursuant to the understanding of the parties was not paid by the Company to Mr. Ainbinder); (iii) a discretionary bonus of 50% of the base salary upon the Company receiving funding, in one or multiple rounds, of $6,000,000; provided, however, Mr. Ainbinder shall not be eligible to receive such bonus if the aforementioned bonus equal to 2.5% of the funds raised by the Company has been paid to him; (iv) a discretionary bonus of up to 100% of the base salary upon the Company achieving a merger or initial public offering where the value of the Company is over $60 million; and (v) an increase of the base salary to $420,000 upon the Company achieving a merger or initial public offering of at least $75 million unless finances of the Company are not permitting, or the Board is not in agreement. Pursuant to a stock option award agreement dated October 14, 2016, Mr. Ainbinder also received 10-year incentive stock options to purchase 113,578 shares of common stock of the Company at $3.30 per share. On December 16, 2020, Mr. Ainbinder became Chief Executive Officer of the Company. Additionally, in 2021, Mr. Ainbinder was issued incentive options to purchase100,000 shares of common stock at $4.40 per share under 2021 Equity Incentive Plan. On May 26, 2022, Mr. Ainbinder resigned as Chief Executive Officer of the Company, but continues to be a Director of the Company. Following Mr. Ainbinder’s resignation as Chief Executive Officer, the Company continues to compensate Mr. Ainbinder, at a rate of $270,000 per annum, for ongoing services provided with various salary deferrals. On May 4, 2024, the Company appointed and entered into an employment agreement with Robert Ainbinder Jr. as the Director of Development for Special Projects of the Company. Mr. Ainbinder’s primary tasks as Director of Development for Special Projects include creating a successful Capital Attainment Program, working with the CEO and management to designate, identify and create new business lines for the Company, and other duties as mutually agreed to between the Mr. Ainbinder and the CEO. Mr. Ainbinder is also a Board member. On May 4, 2024, the Company entered into an employment agreement with Mr. Ainbinder. (the “Agreement”). The term of the Agreement commenced on May 4, 2024 and continues for a period of one (1) year or until otherwise terminated in accordance with the provisions of the Agreement. This Agreement shall automatically renew for successive four (4) month terms unless earlier terminated Under the Agreement. Mr. Ainbinder will receive an annual base salary of $225,000 plus healthcare and other benefits. During the term, in addition to the base salary, Mr. Ainbinder will be eligible for a discretionary bonus of up to 20% of base salary which may be in cash, equity compensation, or base salary increases. Mr. Ainbinder voluntarily agreed to defer a portion of his compensation until the Company effectuates its financing event.

On July 1, 2021 Mr. Feldman became an employee of NYIAX. As compensation, pursuant to an employment agreement, the Company agreed to pay Mr. Feldman (i) a base salary at the rate of $200,000 per annum; (ii) a bonus at the discretion of the Company, which shall not be more than 50% of the base salary; and (iii) incentive stock options to purchase 150,000 shares of common stock of the Company at $4.40 per share, with a 4-year vesting schedule; provided, however, vesting of such options shall be accelerated of up to nine months when Mr. Feldman’s employment commenced with the Company. From July 16, 2022, Mr. Feldman voluntarily agreed to defer 20% of his salary compensation until the Company effectuates its financing event. On April 15, 2023, Mr. Feldman voluntarily agreed to defer 30% of his salary compensation until the Company effectuates its financing event On June 21, 2023, the NYIAX Board authorized the grant of 200,000 restricted stock units in accordance with the Company’s existing stock compensation plan in effect as of this date to William Feldman, the Company’s Chief Financial Officer. The award removes all service and other contingencies upon the first day of trading of the Company’s stock and are to be awarded six months after the first day of trading of the Company’s stock as registered free trading shares. Additionally, Mr. Feldman forfeited $47,000 of deferred compensation. The deferred compensation arose from a salary deferral program where certain founders and employees agreed to defer a portion of their contractual salary or contractor fees. Mr. Feldman voluntarily agreed to defer a portion of his compensation until the Company effectuates its financing event.

Outstanding Equity Awards

The following table summarizes, for each of the named executive officers, the number of shares of common stock underlying outstanding stock options held as of December 31, 2023.

		Option Awards					Stock Awards
Name	Total	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) un exercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Sergey Tsoy	100,000	100,000			4.6	5/1/2027
	50,000	31,250	18,750		5.50	11/1/31
Robert Ainbinder Jr.(2)	113,578	113,578	—	—	$3.30	10/14/26
	100,000	100,000	—	—	$5.00	05/01/31
	50,000	50,000	—	—	$5.00	01/13/32
Christopher Hogan(1)		—	—	—
Feldman, William(3)	150,000	150,000			$4.40	08/01/31
Toothaker, Gregory Robert	70,000	70,000			4.60	04/24/27

Director Compensation

The following table details the compensation paid to or accrued for each of the Company’s non-management directors in the year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Wise							0
Thomas F. O’Neill(1)	0	0	0	0	0	—	0

(1)	113,577 options were awarded to Mr. O’Neill on October 14, 2016, all of which were fully vested as of December 31, 2022. On January 13, 2022, the Board of Directors awarded Mr. O’Neil 50,000 options, with an exercise price of $5 per share and vested immediately, as a director of the Company, and an additional 50,000 options with the same terms as Chairman of the Audit Committee. During the year ended December 31, 2023, no compensation was earned by, paid to or accrued for Mr. O’Neill. Mr. O’Neill resigned from the Board on April 30, 2024.
(2)	Pursuant to an agreement entered into by and between the Company and William Wise dated as of November 1, 2016, Mr. Wise agreed to serve as a member of the Board of Directors of the Company. As compensation, the Company agreed to grant to Mr. Wise 142,443 non-statutory stock options on November 1, 2016 under the Company’s 2016 Equity Incentive Plan, with an exercise price of $3.30 per share, having a value equal to $470,061.90. 47,481 options vested and became exercisable as of the date of the agreement, and the remainder of 94,962 options granted to Mr. Wise were fully vested as of December 31, 2023.

On January 13, 2022, the Board of Directors awarded Mr. Wise, as a director of the Company, 50,000 options, which are exercisable at $5 per share and were forfeited on June 20, 2023 following Mr. Wise’s resignation on March 20, 2023.

On April 19, 2022, as compensation for his service as Chairman until such date, the Board of Directors awarded

Mr. Wise 250,000 restricted stock units under the 2021 Equity Incentive Plan, which were to vest over two years in two equal instalments starting from the first-year anniversary of such award and were forfeited on June 20, 2023 following Mr. Wise’s resignation on March 20, 2023.

During the years ended December 31, 2023 and 2022, no compensation was earned by, paid to or accrued for Mr. Wise. On March 20, 2023, Mr. Wise resigned from the Board of Directors of the Company.

Excluded from the table above are:

●	For Ms. Gallo, on January 19, 2024, concurrently with the execution of her employment contract, the NYIAX Board granted, with said grant to occur, upon consummation of our IPO, Teresa Gallo, our Chief Executive Officer, 200,000 restricted stock units vesting quarterly over 4 years from the IPO date; and 200,000 incentive stock options, with a strike price of $4.00 per share, vesting quarterly over 4 years from the IPO date. Ms. Gallo joined the Board of Directors on May 1, 2024.

●

For Mr. Richardson, Mr. Garone, and Mr. Cooperman, Mr. Garone: 175,000 restricted stock units to be granted as a Director. On June 21, 2023, Mr. Garone, and Mr. Cooperman, Mr. Garone were each granted 175,000 restricted stock units effective upon his appointment as director upon the first day of trading of the Company’s common stock on the NASDAQ Exchange and with the award vesting one-third at grant date and the remainder vesting quarterly over a two year period in accordance with the Plan. Mr. Garone, and Mr. Cooperman, Mr. Garone joined the Board on May 1, 2024 and the 175,000 restricted stock grant is subject to the Board finalizing the grant.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of the fiscal year ended December 31, 2023.

	A	B	C	D
	Maximum aggregate number of shares of Common Stock that may be issued under the Plans	Number of common shares to be issued upon exercise of outstanding options, warrants and rights, net of cancellations	Weighted- average exercise price of outstanding option, warrants and rights	Number of common shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column B)
Equity compensation plans approved by security holders
2016 Equity Compensation Plan	1,133,483	916,344	$2.82	141,019
2017 Equity Compensation Plan	604,832	583,638	2.09	21,194
2021 Equity Compensation Plan	12,000,000	1,310,838	4.13	10,689,162
Equity compensation plans not approved by security holders
Total	13,738,315	2,810,820	$3.28	10,851,375

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of Common Stock beneficially owned as of the date hereof by:

●	each of each of our named executive officers;

●	each of our directors;

●	all of our directors and current executive officers as a group; and

●	each of our stockholders who is known by us to beneficially own more than 5% of our Common Stock.

Beneficial ownership is determined based on the rules and regulations of the SEC. A person has beneficial ownership of shares if such individual has the power to vote and/or dispose of shares. This power may be sole or shared and direct or indirect. Applicable percentage ownership in the following table is based on the total of 15,611,827 shares of common stock outstanding as of the date of this Annual Report on Form 10-K.

In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock that are subject to options or warrants held by that person and exercisable as of, or within 60 days of, the date of this Annual Report on Form 10-K. These shares, however, are not counted as outstanding for the purposes of computing the percentage ownership of any other person(s). Except as may be indicated in the footnotes to this table and pursuant to applicable community property laws, each person named in the table has sole voting and dispositive power with respect to the shares of common stock set forth opposite that person’s name. Unless indicated below, the address of each individual listed below is c/o NYIAX, Inc., 900 Easton Ave. STE 26-1088, Somerset, NJ 08873.

	Reference	Total Shares Beneficially Owned (A)	% of Beneficial Ownership

Teresa Gallo	1	25,000	0.2%
Carolina Abenante	2	1,121,404	7.0%
Mark Grinbaum	3	1,076,475	6.7%
Robert Ainbinder	4	604,758	3.7%
William Feldman	5	150,000	0.9%
Sergey Tsoy	6	200,076	1.3%
Paul Richardson	7	-
Michael Garone	7	25,000	0.2%
Bruce Cooperman	7	-
Chris Hogan	8	400,000	2.5%
Gregory Toothacher	9	70,000	0.4%
all officers & directors as a group		3,647,713	19.0%

Other 5% Beneficial Owners
Suwyn Investments, LLC	10		11.1%
Network Foundation Technologies, LLC	11		12.8%
Graham Mosley	12		5.7%

*	Less than 1%.

(A)	The percentages herein take into account of (a) shares of Common Stock beneficially owned or vested as of the date hereof, both of which have voting power, and (b) options or warrants exercisable as of, or within 60 days of, the date hereof.

(1)

For Ms. Gallo, on January 19, 2024, concurrently with the execution of her employment contract, the NYIAX Board granted, with said grant to occur, Teresa Gallo, our Chief Executive Officer, 25,000 units of restricted stock units with 50% vesting six months from her employment date and 50% vesting one year from her employment date.

Additionally, upon consummation of our IPO, 200,000 restricted stock units vesting quarterly over 4 years from the IPO date; and 200,000 incentive stock options, with a strike price of $4.00 per share, vesting quarterly over 4 years from the IPO date. Ms. Gallo joined the Board of Directors on May 1, 2024.

(2)	For Ms. Abenante, the shares beneficially owned include (i) 850,000 shares of Common Stock; (ii) 61,404 from shareholder notes that have converted or are converting to shares, (iii) vested options exercisable within 60 days to purchase an aggregate of 160,000 shares of Common Stock and (iv) 50,000 vested options granted by the Board of Directors to each Director for 2021 services as a Board Member, including Ms. Abenante, as of the date hereof, all of the options have vested.

(3)	For Mr. Grinbaum, the shares beneficially owned include (i) 827,238 shares of Common Stock; (ii) vested options exercisable within 60 days to purchase an aggregate of 160,000 shares of Common Stock (iii) 39,457 shares from the future conversion of 2022 convertible note payable purchased September 14, 2021, including estimated interest on the note and exercise of all warrants and (iv) 62,537 from shareholder notes that have converted or are converting to shares.

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

(5)	For Mr. Feldman, the shares beneficially owned include vested options exercisable within 60 days to purchase an aggregate of 150,000 shares of Common Stock.

(6)	Mr. Tsoy has been granted 50,076 shares of Common Stock pursuant to his RSA. All of the shares have vested. Additionally, pursuant to a stock option award agreement Mr. Tsoy received 100,000 incentive stock option, all of which have vested as of the date hereof. Mr. Tsoy was granted an additional 50,000 options by the Board on April 27, 2022, with a four-year vesting schedule in equal instalments starting from one year anniversary of the grant.

(7)

For Mr. Richardson: 175,000 restricted stock units to be granted to Mr. Richardson, a Director. On June 21, 2023, Mr. Richardson was granted 175,000 restricted stock units (an increase of 25,000 restricted stock units over the May 31, 2022 grant of 150,000 restricted stock units) effective upon his appointment as director upon the first day of trading of the Company’s common stock on the NASDAQ Exchange and with the award vesting one-third at grant date and the remainder vesting quarterly over a two year period in accordance with the Plan. Mr. Richardson joined the Board on May 1, 2024 and the 175,000 restricted stock grant is subject to the Board finalizing the grant;

For Mr. Garone was awarded 25,000 warrants. 10,000 of the warrants have a strike price of $3.30 and vested immediately; 15,000 of the warrants have a strike price of $5.00 and vested monthly over three years.

Additionally, Mr. Garone: 175,000 restricted stock units to be granted to Mr. Garone, a Director. On June 21, 2023, Mr. Garone was granted 175,000 restricted stock units effective upon his appointment as director upon the first day of trading of the Company’s common stock on the NASDAQ Exchange and with the award vesting one-third at grant date and the remainder vesting quarterly over a two year period in accordance with the Plan. Mr. Garone joined the Board on May 1, 2024 and the 175,000 restricted stock grant is subject to the Board finalizing the grant;

For Mr. Cooperman: 175,000 restricted stock units to be granted to Mr. Garone, a Director. On June 21, 2023, Mr. Cooperman was granted 175,000 restricted stock units effective upon his appointment as director upon the first day of trading of the Company’s common stock on the NASDAQ Exchange and with the award vesting one-third at grant date and the remainder vesting quarterly over a two year period in accordance with the Plan. Mr. Cooperman joined the Board on May 1, 2024 and the 175,000 restricted stock grant is subject to the Board finalizing the grant;

(8)	For Mr. Hogan, the shares beneficially owned include includes (i) 200,000 shares of Common Stock — gifted June 22,202, see below; and (ii) vested options exercisable within 60 days to purchase an aggregate of 200,000 shares of Common Stock. On June 22, 2021, Mr. Hogan received a common stock grant as a gift from the principal stockholders, Carolina Abenante and Mark Grinbaum, who transferred 200,000 of their shares, 100,000 each to Mr. Hogan. There were no performance conditions in this gifted grant and the principal stockholders, Carolina Abenante and Mark Grinbaum, paid all taxes related to this gifted grant. The Company expensed the award as share-based compensation in 2021 as is consistent with the Codification of Staff Accounting Bulletins Topic 5. The common stock grant gift are not to be sold for 181 days after the Company’s first day of trading of its stock. In connection with Ms. Gallo’s appointment as CEO, the position of Interim Chief Executive Officer was eliminated.

(9)	For Mr. Toothaker, includes vested options exercisable within 60 days to purchase an aggregate of 70,000 shares of Common Stock. Mr. Toothaker employment terminated effective January 4, 2024.

(10)	Suwyn Investments, LLC includes (i) 90,909 shares of Common Stock purchased in the Company’s past private offerings; (ii) 500,695 shares of Common Stock issuable upon exercise of warrants; (iii) 150,000 shares of Common Stock from an exercise of warrants issued in the 2020 Convertible Notes Payable Offering; (iv) 594,171 shares of Common Stock from the conversion of a promissory note issued in 2020 Convertible Notes Payable Offering (v) 111,444 shares of Common Stock from mandatory conversion on May 30, 2022 of a promissory note issued in the 2021 Convertible Notes Payable Offering (vi) 156,750 shares from the conversion of 2022 convertible note payable purchased August 19, 2022 and (vii) 100,134 shares from the future conversion of 2023B convertible note payable. Of the 500,695 warrants disclosed in (ii) above, a total of 205,240 warrants (issued in the 2020 Convertible Notes Payable Offering, the 2021 Convertible Notes Payable Offering and the 2022 Convertible Notes Payable Offering), if remained unexercised and outstanding, will expire in five years or the closing of this offering, whichever occurs first. The address of Suwyn Investments, LLC is 26291 Woodlyn Dr., Bonita Springs, FL 34134. Mark Suwyn has voting and dispositive power over the shares held by Suwyn Investments, LLC as its Manager.

(11)	On July 8, 2023, the Company completed the purchase of an intellectual property portfolio, including various patents and trade secrets for 2,000,000 shares of common stock from Network Foundation Technologies, LLC. The common shares are restricted from sale as follows: one third for fourteen months, one third for twenty-four months, and one-third for thirty-six months. Concurrent with the asset purchase, Board member Ainbinder received a proxy to vote all un-restricted shares until IPO and the proxy will be transferred to Mr. Richardson on the first day of trading.

(12)	For Mr. Mosley includes (i) 45,927 shares of Common Stock that Mr. Mosley received as a former employee and (ii) 850,000 shares of Common Stock issued pursuant to a settlement agreement by and between Mr. Mosley and the Company.

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

Payables to Shareholder-Founders

At December 31, 2023 certain shareholder-founders loaned the Company $264,000.

●	$100,500 debt for reimbursement of certain expenses from 2016. On October 30, 2023, the Company entered into an agreement with shareholder-founders whereby the debt converts to 25,124 shares immediately upon pricing of the Company’s financing event.

●	$163,500 in the form of convertible notes from November 27, 2023 through December 11, 2023. These convertible notes payables to certain shareholder-founders of $163,500 plus interest automatically convert to common shares upon the completion of a financing event or within two (2) months from the date of the convertible notes at a share price of $4.00 per share.

In October 2023, certain shareholder-founders purchased $100,000 in the form of convertible notes. These convertible notes payables to certain shareholder-founders of $100,000 plus interest automatically converted to 50,328 common shares in December 2023 at a share price of $4.00 per share.

At December 31, 2023 the Company had a payable to certain shareholder-founders in aggregate amount of $100,500 for reimbursement of certain expenses from 2016.

Share Transfers by Shareholder-Founders

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

Forfeiture of Deferred Compensation

During 2023, certain NYIAX founders, owners, officers and employees agreed to forfeit $769,838 of deferred compensation amounts, including payroll taxes, owed by NYIAX. The deferred compensation arose from a salary deferral program where each founder agreed to defer a portion of their contractual salary or contractor fees. This forfeiture represents a permanent waiver of rights to this deferred compensation.

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

The outstanding principal balance of the 2022 Convertible Notes and all accrued interest shall automatically convert into common stock of the Company immediately prior to the Company’s receipt of an effective order from the SEC declaring the registration statement of its initial financing event effective. The shares of common stock issuable upon conversion of the 2022 Convertible Notes are being registered in this Registration Statement. The “Conversion Price” of the 2022 Convertible Notes will be at a price per share equal to the lower of the following: (i) 80% of the price per share paid by the purchasers of securities in our financing event ($4.00); or (ii) 5.00 if our initial public offering is not completed. In the event that the Company fails to complete a financing event of its common stock resulting in gross proceeds of at least $5 million prior to the Maturity Date, the Conversion Price shall be reduced to $2.50 per share.

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

As of the date of this Annual Report on Form 10-K, $2,570,000 of the 2022 Convertible Notes have been sold. $75,000 of the notes were issued to Mark Grinbaum.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Marcum LLP (“Marcum”) served as the Company’s independent registered public accounting firm for the last two fiscal years. The following table shows the fees that were billed for the audit and other services provided to the Company for 2023 and 2022.

Marcum’s reports on the Registrant’s financial statements for the year ended December 31, 2022 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that Marcum’s report for the year ended December 31, 2022 raised substantial doubt about the Registrant’s ability to continue as a going concern.

In connection with its audit of, and in the issuance of its report on the Registrant’s financial statements for the year ended December 31, 2022, Marcum delivered a letter to the Audit Committee of the Registrant’s Board of Directors and management that identifies certain items that it considers to be material weaknesses in the effectiveness of its internal controls pursuant to standards established by the Public Company Accounting Oversight Board. A “material weakness ” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified material weaknesses in the revenue recognition process, expense reimbursement controls as well as errors over financial reporting. This was primarily the results of the Company’s lack of documentation of internal control in place, limited accounting personnel and lack of segregation of duties. Additionally, there were material weaknesses identified in the Company’s Information Technology General Controls (“ITGCs”). The control deficiencies identified were over the design of internal controls surrounding user access security, and change management.

During the two most recent fiscal years and the subsequent interim period through May 24, 2024, there were no disagreements between the Registrant and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreements in connection with their reports on the financial statements for such periods.

Effective May 30, 2024 NYIAX, Inc. (the “Registrant”) dismissed its independent auditor, Marcum LLP (“Marcum”). On May 24, 2024, the Registrant engaged WWC, P.C., CPA, certified public accountant, (“WWC”) as the Registrant’s independent accountant to report on the Registrant’s balance sheet as of December 31, 2023 and 2022, and the related combined statements of income, stockholders’ equity and cash flows for the year then ended. The decision to appoint WWC was approved by the Registrant’s Board of Directors.

During the Registrant’s two most recent fiscal years and any subsequent interim period prior to the engagement of WWC, neither the Registrant nor anyone on the Registrant’s behalf consulted with WWC regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements or (ii) any matter that was either the subject of a “disagreement” or a “reportable event,” as those terms are defined in Regulation S-K, Items 304 (a) (1) (iv) and 304 (a) (1) (v).

	2023	2022
Audit Fees	$185,767	$416,292
Audit-Related Fees	$211,642	$407,365
Tax Fees
All Other Fees
Total	$397,408	$823,657

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

The Board of Directors, or previously the audit committee, pre-approves all auditing services and any non-audit services that are to be performed for us by our independent auditor.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation, dated November 29, 2017 (incorporated by reference to Form S-1 filed on February 2, 2024)
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation, dated April 23, 2021 (incorporated by reference to Form S-1 filed on February 2, 2024)
3.3	Bylaws (incorporated by reference to Form S-1 filed on February 2, 2024)
4.1	Specimen Common Stock Certificate (incorporated by reference to Form S-1 filed on February 2, 2024)
10.1	Design Study Agreement, dated December 21, 2015, by and between NYIAX, Inc. and Nasdaq Technology AB (portions of the exhibit omitted pursuant to Item 601 of Regulation S-K) (incorporated by reference to Form S-1 filed on February 2, 2024)
10.2	IT Services Agreement, dated May 17, 2016, by and between NYIAX, Inc. and Nasdaq Technology AB (incorporated by reference to Form S-1 filed on February 2, 2024)
10.3	Amendment to IT Services Agreement, dated December 30, 2020, by and between NYIAX, Inc. and Nasdaq Technology AB (incorporated by reference to Form S-1 filed on February 2, 2024)
10.4	Joint Intellectual Property Ownership Agreement, dated June 25, 2017, by and between NYIAX, Inc. and Nasdaq, Inc. (portions of the exhibit omitted pursuant to Item 601 of Regulation S-K) (incorporated by reference to Form S-1 filed on February 2, 2024)
10.5	Form of Master Service Agreement (incorporated by reference to Form S-1 filed on February 2, 2024)
10.6	Form of Shareholders’ Agreement (incorporated by reference to Form S-1 filed on February 2, 2024)
10.7	2016 Equity Incentive Plan (incorporated by reference to Form S-1 filed on February 2, 2024)
10.8	Form of Option Agreement of 2016 Equity Incentive Plan (incorporated by reference to Form S-1 filed on February 2, 2024)
10.9	2017 Equity Incentive Plan (incorporated by reference to Form S-1 filed on February 2, 2024)
10.10	Form of Option Agreement of 2017 Equity Incentive Plan (incorporated by reference to Form S-1 filed on February 2, 2024)
10.11	2021 Equity Incentive Plan (incorporated by reference to Form S-1 filed on February 2, 2024)
10.12	Form of Option Agreement of 2021 Equity Incentive Plan (incorporated by reference to Form S-1 filed on February 2, 2024)
10.13	Form of Restricted Stock Units Award Agreement (incorporated by reference to Form S-1 filed on February 2, 2024)
10.14	Form of Subscription Agreement for August 2016 Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.15	Form of Subscription Agreement for July 2017 Offering (incorporated by reference to Form S-1 filed on February 2, 2024)

Exhibit No.	Description
10.16	Form of Placement Agent Warrant Agreement for July 2017 Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.17	Form of Subscription Agreement for June 2018 Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.18	Form of Investor Warrant Agreement for June 2018 Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.19	Form of Placement Agent Warrant Agreement for June 2018 Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.20	Form of Subscription Agreement for July 2019 Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.21	Form of Investor Warrant for July 2019 Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.22	Form of Placement Agent Warrant for July 2019 Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.23	Form of Subscription Agreement for March 2020 Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.24	Form of Investor Warrant for March 2020 Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.25	Form of Securities Purchase Agreement for December 2020 Convertible Note Payable Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.26	Form of Convertible Note for December 2020 Convertible Note Payable Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.27	Form of Investor Warrant for December 2020 Convertible Note Payable Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.28	Form of Securities Purchase Agreement for October 2021 Convertible Note Payable Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.29	Form of Convertible Note for October 2021 Convertible Note Payable Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.30	Form of Investor Warrant for October 2021 Convertible Note Payable Offering (incorporated by reference to Form S-1 filed on February 2, 2024)

Exhibit No.	Description
10.31	Form of Securities Purchase Agreement for December 2021 Convertible Note Payable Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.32	Form of Convertible Note for December 2021 Convertible Note Payable Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.33	Form of Investor Warrant for December 2021 Convertible Note Payable Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.34	Employment Agreement and General Release, dated May 23, 2022, by and between NYIAX, Inc. and Carolina Abenante (incorporated by reference to Form S-1 filed on February 2, 2024)
10.35	Form of Employment Agreement, dated August 26, 2019, by and between NYIAX, Inc. and Robert E. Ainbinder, Jr. (incorporated by reference to Form S-1 filed on February 2, 2024)
10.36	Consultancy Agreement, (commencing February 22, 2021), by and between NYIAX, Inc. and William Feldman (incorporated by reference to Form S-1 filed on February 2, 2024)
10.37	Employment Agreement, (commencing upon financing event), by and between NYIAX, Inc. and William Feldman (incorporated by reference to Form S-1 filed on February 2, 2024)
10.38	Employment Agreement, dated May 26, 2022, by and between NYIAX, Inc. and Christopher Hogan and resignation letter dated _____ (incorporated by reference to Form S-1 filed on February 2, 2024)
10.39	Advisor Agreement and General Release, dated May 24, 2022, by and between NYIAX, Inc. and Mark Grinbaum (incorporated by reference to Form S-1 filed on February 2, 2024)
10.40	Employment Agreement, dated July 16, 2016, by and between NYIAX, Inc. and Sergey Tsoy (incorporated by reference to Form S-1 filed on February 2, 2024)
10.41	Offer Letter to William Wise, dated November 1, 2016 (incorporated by reference to Form S-1 filed on February 2, 2024)
10.42	Employment Agreement, dated January 19, 2024, by and between NYIAX, Inc. and Teresa Gallo (incorporated by reference to Form S-1 filed on February 2, 2024)
10.43	Offer Letter to Gregory Toothaker, dated April 12, 2017 (incorporated by reference to Form S-1 filed on February 2, 2024)
10.44	Form of Indemnity Agreement (incorporated by reference to Form S-1 filed on February 2, 2024)
10.45	Settlement Agreement and General Release, dated January 22, 2018, by and between NYIAX, Inc. and Graham M. Mosley (incorporated by reference to Form S-1 filed on February 2, 2024)
10.46	Form of Agreement with Joseph G. Passaic, Jr. as Corporate Secretary (incorporated by reference to Form S-1 filed on February 2, 2024)
10.47	Form of Managed Services Term Sheet, dated September 1, 2021, by and between NYIAX, Inc. with PubMatic Inc. (portions of the exhibit omitted pursuant to Item 601 of Regulation S-K) (incorporated by reference to Form S-1 filed on February 2, 2024)
10.48	Form of Master Services and Co-Marketing Agreement, dated April 23, 2020, by and between NYIAX, Inc. and JW Player (portions of the exhibit omitted pursuant to Item 601 of Regulation S-K) (incorporated by reference to Form S-1 filed on February 2, 2024)
10.49	Form of Ad Exchange Access Partner Agreement, effective August 16, 2021, by and between NYIAX, Inc. and OpenX Technologies, Inc. (portions of the exhibit omitted pursuant to Item 601 of Regulation S-K) (incorporated by reference to Form S-1 filed on February 2, 2024)
10.50	Form of Managed Services Agreement, dated October 14, 2021, by and between NYIAX, Inc. and Univision Management Co. (portions of the exhibit omitted pursuant to Item 601 of Regulation S-K) (incorporated by reference to Form S-1 filed on February 2, 2024)

Exhibit No.	Description
10.51	Consultancy Agreement, effective as of August 30, 2019, by and between NYIAX, Inc. and Patrick Maddren (incorporated by reference to Form S-1 filed on February 2, 2024)
10.52	Form of Subscription Agreement for 2022 Convertible Note Payable Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.53	Form of Investor Warrant for 2022 Convertible Note Payable Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.54	Form of Convertible Note for 2022 Convertible Note Payable Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.55	Form of Subscription Agreement for 2023A Convertible Note Payable Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.56	Form of Investor Warrant for 2023A Convertible Note Payable Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.57	Form of Convertible Note for 2023A Convertible Note Payable Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.58	Form of Subscription Agreement for 2023B Convertible Note Payable Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.59	Form of Investor Warrant for 2023B Convertible Note Payable Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.60	Form of Convertible Note for 2023B Convertible Note Payable Offering (incorporated by reference to Form S-1 filed on February 2, 2024)
10.61	Asset Purchase Agreement, dated July 8, 2023, by and between NYAX, Inc. and Network Foundation Technologies, LLC (incorporated by reference to Form S-1 filed on February 2, 2024)
10.62	Form of Amendment to the 2023B Convertible Note Payable (incorporated by reference to Form S-1 filed on February 2, 2024)
10.63	Form of Subscription Agreement for 2024A Convertible Note Payable Offering (incorporated by reference to Form 8-K filed on April 24, 2024)
10.64	Form of Investor Warrant for 2024A Convertible Note Payable Offering (incorporated by reference to Form 8-K filed on April 24, 2024)
10.65	Form of Convertible Note for 2024A Convertible Note Payable Offering (incorporated by reference to Form 8-K filed on April 24, 2024)
10.66	Form of Subscription Agreement for 2024B Convertible Note Payable Offering
10.67	Form of Investor Warrant for 2024B Convertible Note Payable Offering (included in Exhibit 10.66)
10.68	Form of Convertible Note for 2024B Convertible Note Payable Offering (included in Exhibit 10.66)
10.69	Asset Purchase Agreement between Network Foundation, LLC and NYIAX, Inc. dated July 8, 2023 (incorporated by reference to Form 8-K filed on July 12, 2023)
10.70	Assignment Agreement between Network Foundation, LLC and NYIAX, Inc. dated July 8, 2023
10.71	Employment Agreement between NYIAX, Inc. and Robert Ainbinder dated May 4, 2024
10.72	Sub-lease Termination and Surrender Agreement dated April 16, 2024
14.1	Code of Ethics (incorporated by reference to Form S-1 filed on February 2, 2024)
31	Rule 13a-14(a) Certifications
32.1	Section 1350 Chief Executive Officer Certification
32.2	Section 1350 Chief Financial Officer Certification
97	Clawback Policy
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 21, 2023.

NYIAX, INC.

By:	/s/ Teresa Gallo
	Name:	Teresa Gallo
	Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ William Feldman
	Name:	William Feldman
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of NYIAX, Inc., a Delaware corporation (the “Registrant”), do hereby constitute and appoint William Feldman, NYIAX chief financial officer, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and re-substitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that the said attorneys-in-fact and agent, or any of his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Teresa Gallo	Chief Executive Officer, President and Chief Operating Officer	August 21, 2024
Teresa Gallo	(Principal Executive Officer)

/s/ William Feldman	Chief Financial Officer and Treasurer	August 21, 2024
William Feldman	(Principal Financial and Accounting Officer)

/s/ Carolina Abenante	Co-Founder, Vice-Chairperson and Chief Strategy Officer,	August 21, 2024
Carolina Abenante	Chief Evangelist and Director

/s/ Robert E. Ainbinder, Jr	Director	August 21, 2024
Robert E. Ainbinder, Jr.

/s/ Michael Garone	Director	August 21, 2024
Michael Garone

/s/ Bruce Cooperman	Director	August 21, 2024
Bruce Cooperman

/s/ Paul Richardson	Director	August 21, 2024
Paul Richardson