Form 10-K/A
period 2023-12-31
NYIAX, INC.
filed 2025-02-19
CIK 1679379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

NYIAX, Inc. (the “Company”) is filing this Amendment (this “Amendment”) to the annual report on Form 10-K filed on August 19, 2024 (the “Original Form 10-K”) to amend the office location of the Report of Independent Registered Public Accounting Firm of WWC, P.C., the Company’s auditor, included in the Original Form 10-K from “New York” to “San Mateo.” Other than as expressly set forth above and herein, this Amendment does not, and does not purport to, amend, update or restate any other items or disclosures included in the Original Form 10-K or reflect any events occurring after August 19, 2024. The financial statements and notes to the financial statements remain the same as those contained in the Original Form 10-K.

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

/s/ WWC, P.C.
WWC, P.C.
Certified Public Accountants
PCAOB ID No. 1171

We have served as the Company’s auditor since 2024

San Mateo, California
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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 19, 2025.

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

Person	Capacity	Date

/s/ Teresa Gallo	Chief Executive Officer, President and Chief Operating Officer	February 19, 2025
Teresa Gallo	(Principal Executive Officer)

/s/ William Feldman	Chief Financial Officer and Treasurer	February 19, 2025
William Feldman	(Principal Financial and Accounting Officer)

/s/ Carolina Abenante	Co-Founder, Vice-Chairperson and Chief Strategy Officer,	February 19, 2025
Carolina Abenante	Chief Evangelist and Director

/s/ Robert E. Ainbinder, Jr	Director	February 19, 2025
Robert E. Ainbinder, Jr.

/s/ Michael Garone	Director	February 19, 2025
Michael Garone

/s/ Bruce Cooperman	Director	February 19, 2025
Bruce Cooperman

/s/ Paul Richardson	Director	February 19, 2025
Paul Richardson