Form 10-Q
period 2024-03-31
NYIAX, INC.
filed 2025-02-19
CIK 1679379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of February 14, 2025, there were 16,313,302 shares outstanding of the registrant’s common stock, par value $0.0001 per share.

i

part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NYIAX, Inc.
Condensed Balance Sheets
As of March 31, 2024 and December 31, 2023

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets
Cash	$446,891	$55,014
Accounts receivable, net	84,955	262,588
Prepaid expenses and other current assets	47,253	5,000
Total current assets	$579,099	$322,602

Capitalized software development costs, net	$147,426	$196,572
Patents, net	3,107,438	3,404,958
Property, plant and equipment, net	1,986	2,196
Operating lease right-of-use asset	205,249	244,451
Security deposit	74,068	74,068
Total assets	$4,115,266	$4,244,847

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$5,732,325	$5,327,206
Convertible notes payable, net of deferred debt discounts ($189,807 as of March 31, 2024 and $0 as of December 31, 2023)	2,280,193	1,970,000
Accrued Payment-In-Kind Interest	206,002	146,655
Operating lease obligations, current portion	178,984	175,585
Payables to shareholder-founders	169,500	264,000
Total current liabilities	$8,567,004	$7,883,446

Long-term liabilities
Operating lease obligations, net of current portion	$46,724	$92,800
Total long-term liabilities	$46,724	$92,800
Total liabilities	$8,613,728	$7,976,246

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity (deficit)
Preferred shares: 10,000,000 authorized, 0 outstanding, par value $0.0001 per share	$-	$-
Common stock $0.0001 par value, 125,000,000 common shares authorized; 15,685,434 and 15,611,827 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	$1,570	$1,562
Additional Paid in Capital	58,500,991	58,244,754
Accumulated deficit	(63,001,023)	(61,977,715)
Total shareholders’ (deficit) equity	$(4,498,462)	$(3,731,399)
Total liabilities and shareholders’ (deficit) equity	$4,115,266	$4,244,847

The accompanying notes are an integral part of these unaudited condensed financial statements.

NYIAX, Inc.
Condensed Statements of Operations

For the three-month period ended March 31, 2024 and 2023

(unaudited)

	March 31,	March 31,
	2024	2023

Revenue, Net	$81,544	$138,037
Cost of sales	168,860	222,421
Gross margin (deficit)	$(87,316)	$(84,384)
Operating expenses
Technology and development	$245,069	$398,851
Selling, general and administrative	991,502	1,547,831
Deferred offering cost write-off	-	848,531
Forfeiture of deferred compensation	(308,083)	-
Depreciation and amortization	297,731	405
Total operating expenses	$1,226,219	$2,795,618
Loss from operations	(1,313,535)	(2,880,002)
Other (income) expenses
Interest expense	62,259	107,983
Total other (income) expenses	$62,259	$107,983
Loss before provision for income taxes	$(1,375,794)	$(2,987,985)
Net loss	$(1,375,794)	$(2,987,985)

Net loss per share – basic and diluted	$(0.09)	$(0.23)
Weighted average number of common shares outstanding – basic and diluted	15,644,959	13,157,111

The accompanying notes are an integral part of these unaudited condensed financial statements.

NYIAX, Inc
Condensed Statements of Shareholders’ Equity (Deficit)

As of March 31, 2024 and 2023

(unaudited)

	Common Stock		Additional
	Shares Outstanding	Amount	Paid in Capital	Accumulated Deficit	Total
Balance - January 1, 2024	15,611,827	$1,562	$58,244,754	$(61,977,715)	$(3,731,399)
Cumulative effect adjustment from adoption of ASU 2020-06			(352,486)	352,486	-
Share-based compensation			123,502		123,502
Conversion of payables to shareholder-founders & accrued interest	73,607	8	294,416	-	294,424
Deferred debt discount on 2024 convertible notes payable	-	-	190,805	-	190,805
Net Loss	-	-	-	(1,375,794)	(1,375,794)
Balance - March 31, 2024	15,685,434	$1,570	$58,500,991	$(63,001,023)	$(4,498,462)

	Common Stock		Additional
	Shares Outstanding	Amount	Paid in Capital	Accumulated Deficit	Total

Balance - January 1, 2023	12,370,002	$1,237	$50,023,446	$(53,252,852)	$(3,228,169)

Share-based compensation	-	-	125,635	-	125,635

Expense of issuing common stock pursuant to restricted stock awards (share-based compensation), net of forfeiture	(250,000)	(25)	32,657	-	32,632

Conversion of Convertible Notes	1,441,497	144	2,719,198	-	2,719,342

Deferred debt discount on 2023 convertible notes payable	-	-	16,000	-	16,000

Net Loss	-	-	-	(2,987,985)	(2,987,985)

Balance - March 31, 2023	13,561,499	$1,356	$52,916,936	$(56,240,837)	$(3,322,545)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NYIAX, Inc.
Condensed Statements of Cash Flows

For the three-month period ended March 31, 2024 and 2023

(unaudited)

	March 31, 2024	March 31, 2023

Cash flows from operating activities
Net loss	$(1,375,794)	$(2,987,985)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	346,877	49,551
Operating lease right-of-use asset	(3,475)	(2,569)
Accrued PIK Interest	61,270	99,287
Debt discount amortization	999	8,706
Share based compensation	123,502	158,267
Forfeiture of Deferred Compensation	(308,083)	-
Deferred offering cost write-off, net	-	848,531
Change in operating assets and liabilities:
Accounts receivable	177,633	1,228,102
Prepaid expenses	(42,253)	87,497
Accounts payable and accrued expenses	713,201	(29,560)

Net cash used in operating activities	$(306,123)	$(540,173)

Cash flows from financing activities
Proceeds from convertible notes payable	$500,000	$200,000
Proceeds from payables to shareholder-founders	198,000	-

Net cash provided by financing activities	$698,000	$200,000

Net increase (decrease) in cash and cash equivalents	$391,877	$(340,173)

Cash and cash equivalents - Beginning of period	$55,014	$792,337

Cash and cash equivalents - End of period	$446,891	$452,164

Supplemental disclosures of non-cash flow investing and financing activities:
Deferred debt discount on convertible note payable	$190,806	$-
Conversion of payables to shareholder-founders & accrued interest	$294,416	$-
Conversion of convertible note payable and accrued interest to common shares	-	$2,719,342

The accompanying notes are an integral part of these unaudited condensed financial statements.

NYIAX, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the three months period ended March 31, 2024 (unaudited)

Note 1 — Nature of Operations

Brief Overview

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

Going Concern, Liquidity, Cash Flows and Capital Resources

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

For the three months ended March 31, 2024, the Company lost approximately $1.4 million of which $221,090 were non-cash expenses, including a contra expense of $308,083 for employee compensation forfeitures.

The Company generated negative cash flows from operations of approximately $306,123 for the three months ended March 31, 2024. Historically, the Company’s liquidity needs have been met by the sale of common shares, the issuance of common shares through the exercise of warrants, and sale of convertible note payable.

As of March 31, 2024, NYIAX had total current assets of approximately $579,099, of which approximately $447,000 was cash and total current liabilities of approximately $8.6 million, of which are approximately $2.7 million convertible notes payable, accrued interest, and payables to shareholder-founders.

To enable the Company to meet immediate capital requirements until longer term requirements can be met, through February 14, 2025, the Company sold approximately $1.3 million of the 2024A Convertible Note Payable approximately $0.9 million of the 2024B Convertible Note Payable and $0.2 million of the 2025A Convertible Note Payable.

The Company’s financial advisor, representative and lead underwriter for the Offering was WestPark Capital, Inc. (“WestPark”). Due to multiple factors, on March 5, 2024, WestPark and the Company mutually agreed to not proceed with the Offering.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from January 1, 2024 through March 31, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024.

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

On an on-going basis, management evaluates its estimates, primarily those related to: (1) revenue recognition criteria, including the determination of revenue reporting as net versus gross in the Company’s revenue arrangements, (2) the useful lives of property and equipment and capitalized software development costs, (3) income taxes, (4) the valuation of share-based compensation, (5) assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options and warrants (6) allowance for expected credit losses, (7) impairment estimates, and (8) the recognition and disclosure of contingent liabilities. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Estimates relating to the valuation of share-based compensation, options and warrants, require the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs. Actual results may differ materially from those estimates under different assumptions or circumstances.

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

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents at March 31, 2024 and December 31, 2023.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of March 31, 2024, was approximately $197,000. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Concentrations of Risk

As of March 31, 2024, 4 Media Buyers represented 28%, 21%, 17% and 17% of accounts receivable. For the three months ended March 31, 2024, 3 customers represented 42%, 21% and 21% of revenue, net. As of March 31, 2024, two Media Sellers represented 80% and 10% of accounts payable.

As of December 31, 2023, three Media Buyer represented 34%, 25% and 18% of accounts receivable. As of December 31, 2023, two Media Sellers represented 80% and 10% of accounts payable.

For the three months ended March 31, 2023, two customers represented 44% and 16% of revenue, net.

Accounts Receivable, Net

Accounts receivable consists of amounts billed to Media Buyers. Accounts receivable, net are carried at their contractual amounts, less an estimate for uncollectible amounts. Management estimates the allowance for expected credit losses based on existing economic conditions, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the expected credit losses only after all collection attempts have been exhausted.

The Company performs ongoing credit evaluation. The allowance for expected credit losses is determined based on historical collection experience and the review in each period of the status of the then-outstanding accounts receivable, while taking into consideration current client information, subsequent collection history and other relevant data. The Company reviews the allowance for expected credit losses on a quarterly basis. For the three-month period ended March 31, 2024 the Company had no allowance for expected credit losses and no direct write-offs of accounts receivable. For the year ended December 31, 2023, the Company had an allowance for expected credit losses of $106,959 and no direct write-offs of accounts receivable.

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

In accordance with ASC 360 Impairment Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically reviews the carrying value of long-lived assets whenever events or changes in circumstances indicate that the historical carrying value of the long-lived assets may have been impaired. As discussed in Note 7 — Subsequent Events, management determined that as of September 30, 2024, that the Patent Portfolio was impaired.

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

Certain long-lived assets including capitalized software development costs are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review. For the three-month period ended March 31, 2024 and the year ended December 31, 2023, no impairments were recorded on those assets.

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

Income Taxes

The Company records income tax expense in accordance with ASC – 740 Income Taxes, as amended mandating how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The standards require the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. The Company has analyzed its tax positions and has concluded that as of March 31, 2024 and December 31, 2023, no uncertain positions are taken or are expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements.

The Company’s policy is to record interest expense and penalties pertaining to income taxes in operating expenses. For the three month period ended March 31, 2024 and the year ended December 31, 2023, there were no interest and penalties expenses recorded and no accrued interest and penalties.

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

As of March 31, 2024, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

March 31, 2024
Equity Incentive Plans	2,934,038
Common Stock Issuable Upon Conversion of Convertible Notes, including PIK Interest	953,557
Selling Agent and Advisor Warrants	23,538
Warrants Issued with Common Stock Offerings	932,374
Warrants Issued with Convertible Notes Offerings	1,383,400
6,226,907

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The guidance simplified the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock, thereby limiting the accounting results in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amended the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, the guidance eliminated the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The Company adopted the standard effective January 1, 2024 using the modified retrospective transition method. On January 1, 2024, the Company recorded a transition adjustment to debit additional paid-in capital and credit retained deficit for $352,486, representing the effect of the original bifurcated conversion feature recorded through December 31, 2023.

Note 3 — Commitments

Appointment of Chief Executive Officer

On January 19, 2024, the Company’s Board of Directors appointed Teresa Gallo as the Chief Executive Officer (the “CEO”) of the Company. In connection with Ms. Gallo’s appointment as CEO, the position of Interim Chief Executive Officer was eliminated. Ms. Gallo’s primary tasks as CEO will include the development and implementation of the Company’s long-term strategic plan for its digital advertising exchange platform.

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

Note 4 — Shareholders’ Equity

On March 31, 2024 and December 31, 2023 the authorized capital stock of 135,000,000 shares consisting of 125,000,000 shares of common stock and 10,000,000 shares of preferred stock each with a par value of $0.0001 with 15,685,434 and 15,611,827 common shares issued and outstanding, respectively. No preferred stock has been issued.

During the three-month period ended March 31, 2024, $ 294,424 of payables to shareholder-founders pursuant to convertible notes, including interest, were converted to 73,607 common shares.

For the three-month periods ended March 31, 2024 and 2023, the Company recorded share based compensation as follows:

	Three-Month Period
	March 31, 2024	March 31, 2023
Shared-Based Compensation:
Cost of Sales	$5,288	$6,879
Technology and development	13,386	13,386
Sales, general and administrative	104,828	138,002
Total	$123,502	$158,267

Note 5 — Convertible Notes Payable

Issuance of 2024A Convertible Note Payable

In March 2024, Company offered (the “ 2024A Convertible Note Payable” offering) for sale up to $1,200,000 of its Units which may be increased to $2,000,000 by the Company, with each unit consisting of (i) a 10% unsecured convertible promissory note (each, a “Note”); and (ii) such number of common stock purchase warrants as shall be equal to fifty thousand (50,000) warrants for each $100,000 principal amount of Notes subscribed for in this Offering.

As of March 31, 2024, the Company has closed on approximately $500,000 of the 2024A Convertible Note Payable offering.

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

The warrants were determined to be equity instruments, as they did not contain obligations of the Company to (i) redeem the warrants for cash or other assets, (ii) repurchase the Company’s equity shares by transferring assets, or (iii) to issue a variable number of equity shares. Upon adoption of ASU 2020-06 on January 1, 2024, the liability and equity components relating to the Company’s 2024A convertible notes are presented as a single liability. The relative fair value of the equity warrants issued in connection with the convertible notes was recorded as a debt discount and will be amortized over the respective terms of the convertible notes under the interest method.

The fair value of the warrants was determined using the Black-Scholes model, with as provided below:

●	Term — five years

●	Risk-free Interest Rate — 5.0%

●	Dividend Rate — 0

●	Volatility 58.8%

The following table illustrates the value of the convertible note payable as of March 31, 2024

2023B Convertible Notes	$1,970,000
2024 Convertible Notes Payable Issued	500,000
$2,470,000
Deferred debt discount, representing the relative fair value of the warrants issued in connection with the notes	$(190,806)
Amortization of debt discount for three-month period ending March 31, 2024	999
Convertible Notes Payable, net at March 31, 2024	$2,280,193

The 2023B convertible notes discount was amortized over a period which ended December 31, 2023, based upon management’s expectation upon issuance of the timing for its initial public offering. On February 1, 2024, for $1,695,000 of the $1,970,000 2023B convertible notes, holders agreed to the price of the conversion feature increasing to $4.00 per share from the $2.00 exercise price as originally issued. There was no change to the conversion price for the remaining $275,000 of 2023B convertible notes. The change in the conversion price represented a more than 10% change in the relative fair value of the conversion feature as a percentage of the carrying value of the convertible notes, resulting in an extinguishment and reissuance of the convertible notes to the same lender. There was no gain or loss recognized in connection with the extinguishment and there was no change to the carrying value of the convertible notes.

Note 6 — Related Party Transactions

Payables to Shareholder-Founders

At March 31, 2024 certain shareholder-founders loaned the Company $169,500.

●	$100,500 debt for reimbursement of certain expenses from 2016. On October 30, 2023, the Company entered into an agreement with shareholder-founders whereby the debt converts to 25,124 shares immediately upon pricing of the Company’s initial public offering.

●	$21,000 in the form of convertible notes from February 2024. These convertible notes payables to certain shareholder-founders of $21,000 plus interest automatically convert to common shares upon the completion of a financing event or within two (2) months from the date of the convertible notes at a share price of $4.00 per share.

●	On February 8, 2024, certain shareholder-founders advanced the Company $48,000. The advance, plus interest at 4% per annum was repaid on April 10, 2024.

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

Forfeiture of Deferred Compensation

As of March 31, 2024, in connection with the closing of the Company’s IPO and cash flows, certain NYIAX founders, owners, officers and employees agreed to defer $308,082 of compensation amounts, including payroll taxes, owed by NYIAX. The deferred compensation arose from a salary deferral program where each founder agreed to defer a portion of their contractual salary or contractor fees. This forfeiture represents a permanent waiver of rights to this deferred compensation.

This event was recorded as a contra-expense to selling, general and administrative expenses and a debit to accrued compensation.

Conversion of Notes

During the three-month period ended March 31, 2024, $294,424 of payables to shareholder-founders, including interest, were converted to 73,607 common shares.

Note 7 — Litigation and Contingencies

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

Note 8 — Subsequent Events

Management has evaluated events that have occurred subsequent to the date of these condensed unaudited financial statements and has determined that, other than those listed below, no such reportable subsequent events exist through February 14, 2025. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement other than noted above and below:

Impairment of Patent Portfolio

On July 8, 2023, Company completed the purchase of a portfolio of patents and trade secrets (the “Patent Portfolio”) As consideration for the Patent Portfolio, the Company issued 2,000,000shares of its common stock to NIFTY, a purchase price of $4,000,000.  The Patent Portfolio consists  of eighteen (18) patents and trade secrets, [of which six of the patents were active].  The Company purchased these patents as a first step to investing in and developing expanded product offerings in the areas of  (i) market data, (ii) streaming media (advertising, livestreaming and video-on-demand), and (iii) the webinar market.  The ultimate development, marketing and monetization of these expanded product offerings was expected to require significant investment by the Company, including the hiring of additional internal and external resources. Further, management of the Company understood that time was of the essence in ultimately developing the new products, taking advantage of the market opportunities and being able to monetize the patents within the respective patent lives.   As such, contemporaneous with the purchase of the Patent Portfolio, management of the Company committed to the planning and consummation of the first of a series of capital raises that would be required to fund the development of these new products from the core Patent Portfolio.

The Company exerted significant effort from July 8, 2023 through December 26, 2024, on a public offering to raise the capital required to fund the initial investment needed to develop the Patent Portfolio. Through September 30, 2024, the Company was able to raise only $2.3 million, most of which was used by the Company for working capital to fund its core operating costs. This level of funding was insufficient, and did not provide funding for the  commercialization of the Patent Portfolio and Company’s other operating costs.

The Company’s board of directors determined to abandon the project to develop the patent portfolio, as the Company has been unable to raise the capital required to fund the development of the Patent Portfolio and the Company’s significantly impaired ability to commercialize and monetize the developed patents, due to now shortened timelines available to both raise the capital and to develop the Patent Portfolio before the underlying patents expire. As such, the project to develop the Patent Portfolio into the new products was immediately terminated.  In connection with the project termination, the Company determined to fully write off the unamortized book value of the Patent Portfolio as of the same date.   Accordingly, on September 30, 2024, the Company recorded a charge of $2,512,396 to record the full impairment of the Patent Portfolio.

2024 Convertible Note Offerings

2024A Convertible Note Payable

As of February 14, 2025, the Company has closed on approximately $1.3 million in the 2024A Convertible Note Payable offering. The Offering consists of two-year convertible notes with 10% interest payment-in-kind in Company common stock at two ($2.00) dollars, which shall be paid at maturity or upon conversion. Additionally, the Company issued with the Notes, warrant coverage at the rate of one hundred (100%) percent of the dollar value of the Note at two ($2.00) dollars per share as the strike price of the Warrants. The Warrants are for a period of five (5) years.

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

2024B Convertible Note Payable

As of February 14, 2025, the Company has closed on approximately $0.9 million in the 2024B Convertible Note Payable offering. The Offering consists of two-year convertible notes with 10% interest payment-in-kind in Company common stock at two ($2.00) dollars, which shall be paid at maturity or upon conversion. Additionally, the Company issued with the Notes, warrant coverage at the rate of one hundred (100%) percent of the dollar value of the Note at two ($2.00) dollars per share as the strike price of the Warrants. The Warrants are for a period of five (5) years.

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

2025A Convertible Note Payable Offering

As of February 14, 2025, the Company has closed on approximately $0.2 million in the 2025A Convertible Note Payable offering. The Offering consists of two-year convertible notes with 10% interest payment-in-kind in Company common stock at two ($2.00) dollars, which shall be paid at maturity or upon conversion.

In the event the Company undergoes a Significant Transaction (as hereinafter defined) on or before the Maturity Date, then the outstanding principal balance of the Note and all accrued interest shall be automatically converted into common stock of the Company at the lower of: (i) $2.00 per share or (ii) the average closing price of the common stock of the public company which is part of the Significant Transaction for the 15 days immediately prior to the Significant Transaction ending five trading days before the closing of the Significant Transaction. The common stock issued upon conversion shall be subsequently exchanged or converted on the same terms and conditions as all Company shares of common stock in connection with the Significant Transaction. A Significant Transaction shall mean any of the following with respect to the Company:  (i) the direct or indirect sale or exchange in a single or series of related transactions by the stockholders of the Company of more than fifty percent (50%) of the voting stock of the Company; (ii) a merger or consolidation in which the Company is a party; (iii) the sale, exchange, or transfer of all or substantially all of the assets of the Company.

Executive Employment Appointment

On May 4, 2024, the Company appointed and entered into an employment agreement with Robert Ainbinder Jr. as the Director of Development for Special Projects of the Company the (“Agreement”). Mr. Ainbinder’s primary tasks as Director of Development for Special Projects include creating a successful Capital Attainment Program, working with the CEO and management to designate, identify and create new business lines for the Company, and other duties as mutually agreed to between the Mr. Ainbinder and the CEO. Mr. Ainbinder is also a Board member.

On May 4, 2024, the Company entered into an Agreement with Mr. Ainbinder. (The term of the Agreement commenced on May 4, 2024 and continues for a period of one (1) year or until otherwise terminated in accordance with the provisions of the Agreement. This Agreement shall automatically renew for successive four (4) month terms unless earlier terminated Under the Agreement. Mr. Ainbinder will receive an annual base salary of $225,000 plus healthcare and other benefits. During the term, in addition to the base salary, Mr. Ainbinder will be eligible for a discretionary bonus of up to 20% of base salary which may be in cash, equity compensation, or base salary increases.

Payables to Shareholder-Founders and Conversion to Common Shares

On February 8, 2024, certain shareholder-founders advanced the Company $48,000. The advance, plus interest at 4% per annum was repaid on April 10, 2024.

Lease Termination

Effective on April 16, 2024, the Company’s operating sub-lease for office space at 180 Maiden Lane, New York, NY 10005 that commenced on November 1, 2021 was terminated.

The Company does not anticipate a material charge from the termination.

Directors

On May 1, 2024, the Board of Directors (the “Board”) of the Company appointed Teresa Gallo, the Company’s CEO, independent Directors Bruce Cooperman, Michael Garone, and Paul Richardson as Directors of the Company. As of the date hereto, the independent Directors have not been granted equity compensation for their services. Independent Directors Bruce Cooperman and Paul Richardson resigned in December 2024.

On April 30, 2024, Thomas F. O’Neill, the Chairman of the Board of Directors of the Company advised the Board of the Company that he was resigning as Chairman of Board effective April 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in our Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-Q and in Form 10-K for the fiscal year ended December 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions, are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements, except as required by law. When used herein, unless the context requires otherwise, references to the “Company,” “we,” “our” and “us” refer to NYIAX, Inc.

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

In 2023, the sales team was minimal. As of the date herein, the Company has added two people to the sales team and one other has resigned.

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

Revenue Build

NYIAX is currently building its Business Development (sales and representatives) teams. The size, ramp-up and quality of the team are effected by our liquidity and will affect net revenue.

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

Management’s Plans

NYIAX management’s plans for developing operations and generating substantive revenues and gross margins will require the following:

1.	NYIAX has completed the development of the initial platform.

2.	The NYIAX sales team has been signing up Media Sellers and Media Buyers.

3.	NYIAX expects that based upon this plan that it would not be able to realize substantive revenues until approximately one year from a capital infusion.

4.	NYIAX recognizes that its business will require substantial scale in order to achieve profitability. The Company expects that there will be substantial sales, marketing and continued engineering and development costs to generate revenue and maintain the platform. As such, the Company will need to generate revenues at scale in order to become profitable. NYIAX is estimating that it would not be profitable until at least twelve months from investing into a substantial sales team. Current estimates reflect conditions the Company expects to exist, the course of action the Company expects to take, as the current estimates incorporate internal data, historical data, and financial models, all of which are unproven.

Results of Operations For Three Months Ended March 31, 2024 and 2023

The following table presents the Company’s comparable financial results between the three-month periods ending March, 2024 and 2023:

	March 31,	March 31,
	2024	2023
	(unaudited)	(unaudited)
Revenue, Net	$81,544	$138,037
Cost of sales	168,860	222,421
Gross(deficit) margin	$(87,316)	$(84,384)
Operating expenses
Technology and development	$245,069	$398,851
Selling, general and administrative	991,502	1,547,831
Deferred offering cost write-off	-	848,531
Forfeiture of deferred compensation	(308,082)	-
Depreciation and amortization	297,730	405
Total operating expenses	$1,226,219	$2,795,618
Loss from operations	(1,313,535)	(2,880,002)
Other (income) expenses
Interest expense	62,259	107,983
Total other (income) expenses	$62,259	$107,983
Loss before provision for income taxes	$(1,375,794)	$(2,987,985)
Net loss	$(1,375,794)	$(2,987,985)

Net loss per share – basic and diluted	$(0.09)	$(0.23)
Weighted average number of common shares outstanding – basic and diluted	15,644,959	13,157,111

Net Revenue

For the three months ended March 31, 2024, compared to the three months ended March 31, 2023 net revenue decreased to $81,544 from $138,037, or by $56,493. The decrease in revenue is related primarily to a decrease in the number of new business development headcount pursuing business. Revenue is dependent upon the cumulative effort of business development employees driving revenue relationships to the Company. The Company does not currently have a book of repeatable business and as such revenue is substantially dependent upon business development headcount driving relationships and new transactions.

For the three months ended March 31, 2024, the Company was compensated for the completion of 137 Media Contracts with average compensation of $595 per Media Contract. For the three months ended March 31, 2023, the Company was compensated for the completion of 170 Media Contracts with average compensation of $812 per Media Contract. The decrease in the average compensation relates to the Company executing contracts at lower commission rates and lower total contract value. Publishers compensate the Company at variable rates; lower commission rates resulted from a mix of publishers with lower negotiated rates. The total contract values decreased from lack of activation of several contracts with certain publishers.

The following chart illustrates Media Contracts completed in each of the following quarters of 2024, 2023 and 2022 with related quarterly revenue and revenue per contract:

	Media Contracts Completed	Quarterly Revenue	Revenue / Media Contract
Quarter Ending March 31, 2022	134	$485,065	$3,620
Quarter Ending June 30, 2022	249	339,423	1,363
Quarter Ending September 30, 2022	417	124,987	300
Quarter Ending December 31, 2022	316	374,830	1,186
Year Ending December 31, 2022	1,116	$1,324,305	$1,187

Quarter Ending March 31, 2023	170	$138,037	$812
Quarter Ending June 30, 2023	163	88,977	546
Quarter Ending September 30, 2023	155	97,820	631
Quarter Ending December 31, 2023	202	331,266	1,640
Year Ending December 31, 2023	690	$656,100	$951

Quarter Ending March 31, 2024	137	$81,544	$595

Obtaining new Media Contracts is dependent on several factors, including on our new business development (sales and representatives) team, which headcount has decreased from 13 at March 31, 2022  to one at March 31, 2024. The Company appointed a new Company’s Chief Executive Officer on January 19, 2024. With the recent appointment of our new Chief Executive Officer, the Interim Chief Executive Officer position previously held by Mr. Hogan has been eliminated, as planned. The Interim Chief Executive Officer concentrated on business development and was classified as part of the Business Development headcount shown in the table below. During the first quarter of 2024, the New Company Chief Executive Officer spent significant time on capital raising matters and was not classified as a Business Development headcount below.

The following table compares the business development headcount at quarter-end and the Company’s quarterly revenue.

	Quarterly Revenue	Business Development Headcount at Quarter-End
Quarter Ending March 31, 2022	$485,065	13
Quarter Ending June 30, 2022	339,423	7
Quarter Ending September 30, 2022	124,987	3
Quarter Ending December 31, 2022	374,830	3
Quarter Ending March 31, 2023	138,037	2
Quarter Ending June 30, 2023	88,977	2
Quarter Ending September 30, 2023	97,820	2
Quarter Ending December 31, 2023	331,266	2
Quarter Ending March 31, 2024	81,544	1

Technology and Development

For the three months ended March 31, 2024, compared to the three months ended March 31, 2023, technology and Development decreased to $245,069 from $398,851, or by $156,782 (39%). The Company’s technology and development decreased due to expense reductions at the Company, including staffing reductions.

Technology and development consist of (i) Product development expenses related to the frontend client user interface and backend systems, ongoing maintenance and operation of the platform, integrations with clients and partners applications, including not limited to product and technology team members and outside services except to the extent that such costs are associated with software development that qualify for capitalization, which are then recorded as capitalized software development costs; and (ii) Infrastructure costs such as AWS (Amazon Web Services) or other cloud hosting solutions, Software development tools used for the creation and ongoing management and maintenance of the NYIAX platform and service.

Selling General and Administrative

For the three months ended March 31, 2024, compared to the three months ended March 31, 2023, selling general and administrative costs decreased to $ 991,502 from $1,547,831, or by 556,329 (36%) primarily resulting from a marked decrease in expenses related to the Company going public, such as an annual audit and other administrative costs.

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

Forfeiture of Deferred Compensation

During the three-month period ended March 31, 2024, in connection with the Company’s attempted initial public offering, certain NYIAX current and former officers, agreed to forfeit $308,082 of deferred compensation amounts owed by NYIAX, including payroll taxes. The deferred compensation arose from a salary deferral program where each founder agreed to defer a portion of their contractual salary or contractor fees. This forfeiture represents a permanent waiver of rights to this deferred compensation. For the year ended December 31, 2023 certain NYIAX founders, owners, officers and employees agreed to forfeit $769,839 of deferred compensation amounts, including payroll taxes, owed by NYIAX.

Depreciation and Amortization

For the three months ended March 31, 2024, compared to the three months ended March 31, 2023 depreciation and amortization increased from $405 to $297,730. The increase was attributed to amortization of the purchase of intellectual property portfolio of $297,520 which commenced in July 2023 upon the acquisition of the patent portfolio in July 2023.

Amortization capitalized software costs of approximately $49,000 for the three months ended March 31, 2024 and 2023 were classified as cost of sales.

On July 8, 2023, Company completed the purchase of a portfolio of patents and trade secrets (the “Patent Portfolio”)

As consideration for the Patent Portfolio, the Company issued 2,000,000shares of its common stock to NIFTY, a purchase price of $4,000,000.  The Patent Portfolio consists  of eighteen (18) patents and trade secrets, [of which six of the patents were active].  The Company purchased these patents as a first step to investing in and developing expanded product offerings in the areas of  (i) market data, (ii) streaming media (advertising, livestreaming and video-on-demand), and (iii) the webinar market.  The ultimate development, marketing and monetization of these expanded product offerings was expected to require significant investment by the Company, including the hiring of additional internal and external resources. Further, management of the Company understood that time was of the essence in ultimately developing the new products, taking advantage of the market opportunities and being able to monetize the patents within the respective patent lives.   As such, contemporaneous with the purchase of the Patent Portfolio, management of the Company committed to the planning and consummation of the first of a series of capital raises that would be required to fund the development of these new products from the core Patent Portfolio.

The Company exerted significant effort from July 8, 2023 through December 26, 2024, on a public offering to raise the capital required to fund the initial investment needed to develop the Patent Portfolio. Through September 30, 2024, the Company was able to raise only $2.3 million, most of which was used by the Company for working capital to fund its core operating costs. This level of funding was insufficient, and did not provide funding for the commercialization of the Patent Portfolio and Company’s other operating costs.

The Company’s board of directors determined to abandon the project to develop the patent portfolio, as the Company has been unable to raise the capital required to fund the development of the Patent Portfolio and the Company’s significantly impaired ability to commercialize and monetize the developed patents, due to now shortened timelines available to both raise the capital and to develop the Patent Portfolio before the underlying patents expire. As such, the project to develop the Patent Portfolio into the new products was immediately terminated.  In connection with the project termination, the Company determined to fully write off the unamortized book value of the Patent Portfolio as of the same date. Accordingly, on September 30, 2024, the Company recorded a charge of $2,512,396 to record the full impairment of the Patent Portfolio.

Share-Based Compensation

For the three months ended March 31, 2024, compared to the three months ended March 31, 2023 share-based compensation decreased to $123,502 from $158,267, or by $34,765 due to full vesting of certain awards.

For the three months ended March 31, 2024 and the three months ended March 31, 2023, the Company classified the share-based compensation expenses on the statement of operation as follows:

	Three-Months Ended
	March 31, 2024	March 31, 2023
Shared-Based Compensation:
Cost of Sales	$5,288	$6,879
Technology and development	13,386	13,386
Sales, general and administrative	104,828	138,002
	$123,502	$158,267

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

Interest and Debt Expense, net

For the three months ended March 31, 2024, compared to the three months ended March 31, 2023, interest and debt expense, net decreased to $62,259 from $107,983, a decrease of $45,724. The decrease is primarily interest expense related to the convertible notes payable issued in 2021 and 2022 being converted to shares in first quarter of 2024.

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

For the three months ended March 31, 2024 and the three months ended March 31, 2023, NYIAX did not have any income for tax purposes and therefore, no current tax liability or expense has been recorded in these financial statements.

Cash Flows Summary

For the three months ended March 31, 2024, compared to the three months ended March 31, 2023, net cash used in operating activities was $306,123 and $540,173, respectively.

For the three months ended March 31, 2024, the net cash used was principally on account of the net loss of $1,375,794 less depreciation and amortization of $ 346,877, share-based compensation of $123,502, forfeiture of deferred compensation of $308,082, accrued P-I-K Interest of $61,270, and a decrease in accounts receivable of $177,633, all partially offset by increase in accounts payable of $713,201.

For the three months ended March 31, 2023, the net cash used was principally on account of the net loss of $2,987,985 less share-based compensation of $158,267, deferred offering cost write-off of $848,531, debt discount amortization $8,706, accrued P-I-K interest $99,287 and depreciation and amortization $49,551, and a decrease in accounts receivable of $1,228,102.

Net cash provided by financing activities three months ended March 31, 2024 and the three months ended March 31, 2023, were $698,000 and $200,000, respectively.

For the three months ended March 31, 2024, the net cash provided by financing activities was primarily from sales of convertible notes payable of $500,000.

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

For the three months ended March31, 2024, the Company s lost approximately $1.4 million of which $221,090 were non-cash expenses, including a contra expense of $308,083 for employee compensation forfeitures.

The Company generated negative cash flows from operations of approximately $306,123 for the three months ended March 31, 2024. Historically, the Company’s liquidity needs have been met by the sale of common shares, the issuance of common shares through the exercise of warrants, and sale of convertible note payable.

As of March 31, 2024, NYIAX had total current assets of approximately $579,099, of which approximately $447,000 was cash and total current liabilities of approximately $8.6 million, of which are approximately $2.7 million convertible notes payable, accrued interest, and payables to shareholder-founders.

To enable the Company to meet immediate capital requirements until longer term requirements can be met, through February 14, 2025 the Company sold approximately $1.3 million of the 2024A Convertible Note Payable approximately $0.9 million of the 2024B Convertible Note Payable and $0.2 million of the 2025A Convertible Note Payable and all management have accepted salary deferrals.

The Company’s financial advisor, representative and lead underwriter for the Offering was WestPark Capital, Inc. (“WestPark”). Due to multiple factors, on March 5, 2024, WestPark and the Company mutually agreed to not proceed with the Offering.

2024A Convertible Note Payable

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

2024B Convertible Note Payable

As of February 14, 2025, the Company has closed on approximately $0.9 million in the 2024B Convertible Note Payable offering. The Offering consists of two-year convertible notes with 10% interest payment-in-kind in Company common stock at two ($2.00) dollars, which shall be paid at maturity or upon conversion. Additionally, the Company issued with the Notes, warrant coverage at the rate of one hundred (100%) percent of the dollar value of the Note at two ($2.00) dollars per share as the strike price of the Warrants. The Warrants are for a period of five (5) years.

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

2025A Convertible Note Payable

As of February 14, 2025, the Company has closed on approximately $0.2 million in the 2025A Convertible Note Payable offering. The Offering consists of two-year convertible notes with 10% interest payment-in-kind in Company common stock at two ($2.00) dollars, which shall be paid at maturity or upon conversion.

In the event the Company undergoes a Significant Transaction (as hereinafter defined) on or before the Maturity Date, then the outstanding principal balance of the Note and all accrued interest shall be automatically converted into common stock of the Company at the lower of: (i) $2.00 per share or (ii) the average closing price of the common stock of the public company which is part of the Significant Transaction for the 15 days immediately prior to the Significant Transaction ending five trading days before the closing of the Significant Transaction. The common stock issued upon conversion shall be subsequently exchanged or converted on the same terms and conditions as all Company shares of common stock in connection with the Significant Transaction. A Significant Transaction shall mean any of the following with respect to the Company:  (i) the direct or indirect sale or exchange in a single or series of related transactions by the stockholders of the Company of more than fifty percent (50%) of the voting stock of the Company; (ii) a merger or consolidation in which the Company is a party; (iii) the sale, exchange, or transfer of all or substantially all of the assets of the Company.

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

Due to these factors, substantial doubt exists regarding the Company’s ability to continue as a going concern through twelve months from the issuance date of these the financial statements. Management has taken the steps to reduce the losses significantly by curtailing certain aspects of its operations or expansion activities. The financial statements for the period ended March 31, 2024, do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) interest expense and debt expense, net, (2) depreciation and amortization, (3) share-based compensation expense, and (4) other one-time items, such as impairment losses.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP:

	For the	For the
	Three-Month	Three-Month
	Period	Period
	Ended	Ended
	March 31,	March 31,
	2024	2023
Net Loss	$(1,375,794)	$(2,987,985)
Reconciliation of Adjusted EBITDA Loss to Net Loss:
Depreciation and amortization	(346,877)	(49,551)
Deferred offering cost write-off	-	(848,531)
Forfeiture of deferred compensation	308,082	-
Share-based compensation	(123,502)	(158,267)
Interest expense	(62,259)	(107,983)
Total Adjustments of EBITDA Loss to Net Loss	$(224,555)	$(1,164,332)
Adjusted EBITDA	$(1,151,239)	$(1,823,653)

Adjusted EBITDA

For the three months ended March 31, 2024, compared to the three months ended March 31, 2023, the adjusted EBITDA loss decreased to approximately $1.2 million from approximately $1.8 million or approximately 37%. The decrease in adjusted EBITDA loss was attributed to (i) a decrease in sales and marketing staff with related expenses, (ii) administrative costs related to the Company going public, such as an annual audit.

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

Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of March 31, 2024, material weaknesses exist in the Company’s internal control over financial reporting and disclosures. These weaknesses are that the Company was unable to provide a timely financial reporting package in connection with the year end audits and quarterly reviews. In addition, the Company identified material weaknesses in the revenue recognition process, expense reimbursement controls as well as errors over financial reporting which required the Company to restate its condensed statement of cashflows for the periods ended March 31, 2023, and its prior years financial statements. These errors related to material adjustments over the Company’s accounting of deferred offering cost, debt discount, share-based payment awards and related disclosures. This was primarily the results of the Company’s lack of documentation of internal control in place, limited accounting personnel and lack of segregation of duties. Because of continued material weaknesses in our internal control over the completeness of contract recording and accounting personnel that lack experiences in SEC reporting regulation. Additionally, for the year ended December 31, 2023, there were material weaknesses identified in the Company’s Information Technology General Controls (“ITGCs”). The control deficiencies identified were over the design of internal controls surrounding user access security, and change management for the Company’s internally developed applications and external financial-based software used by the Company. These deficiencies were in regards to user access provisioning, terminations, user access review, change management, segregation of duties of developers and migrators. The Company’s ITGCs were not designed and not operating effectively to ensure (i) appropriate segregation of duties were in place to perform program changes and (ii) activities of individuals with access to modify data and make program changes not being appropriately monitored.  These control deficiencies aggregated to a Material Weakness for Information Technology General Controls for absence and limited or no presence of compensating IT Controls that mitigate the risk associated with the IT deficiencies. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Risks Related to Our Business

There is no guarantee that the Company will be successful in securing capital.

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

For the three months ended March 31, 2024, the Company’s operations lost approximately $1.4 million of which approximately $534,000 were non-cash expenses. For the years ended December 31, 2023 and 2022, the Company’s operations lost approximately $8.7 million and $11.1 million, respectively, of which approximately $2.7 million and $4.1 million, respectively, were non-cash expenses, net.

To enable the Company to meet immediate capital requirements until longer term requirements can be met, through February 14, 2025 the Company sold approximately $1.3 million of the 2024A Convertible Note Payable approximately $0.9 million of the 2024B Convertible Note Payable and $0.2 million of the 2025A Convertible Note Payable and all management have accepted salary deferrals.

The Company generated negative cash flows from operations of approximately $306,000 for the three months ended March 31, 2024. The Company generated negative cash used in operating activities of approximately $3.3 million for the twelve months ended December 31, 2023 and generated negative cash used in operating activities of approximately $5.3 million for the twelve months ended December 31, 2022. Historically, the Company’s liquidity needs have been met by the sale of convertible notes payable, common shares, and the issuance of common shares through the exercise of warrants.

As of March 31, 2024, NYIAX had total current assets of $579,099, of which approximately $447,000 was cash and total current liabilities of approximately $8.6 million, of which approximately $2.7 million convertible notes payable, accrued interest, and Payables to shareholder-founders, all payable-in-kind of the Company’s shares. As of December 31, 2023, NYIAX had total current assets of approximately $323,000, of which approximately $55,000 was cash and total current liabilities of approximately $7.9 million, of which approximately $2.4 million was convertible notes payable, accrued interest, and payables to shareholder-founders, all payable-in-kind of the Company’s shares.

We have incurred net losses and experienced net cash outflows from operating activities. If we do not effectively manage our cash and other liquid financial assets, execute our plan to increase profitability and obtain additional financing, we may not be able to satisfy repayment requirements on our obligations.

We have historically incurred operating losses, experienced cash outflows from operations and we have accumulated deficit. Our net loss was approximately $1.4 million for the three-month period ending March 31, 2024, approximately $8.7 million for the twelve months ended December 31, 2023, $11.1 million for the year ended December 31, 2022, $13.5 million for the year ended December 31, 2021, and $6.2 million for the year ended December 31, 2020.

As of March 31, 2024, the Company had negative working capital of approximately $7.9 million, including approximately $2.7 million were convertible notes payable, accrued interest, and note payable, stockholder, all payable-in-kind of the Company’s shares.

As of December 31, 2023, the Company had negative working capital of approximately $7.6 million, including approximately $2.4 million were convertible notes payable, accrued interest, and note payable, stockholder, all payable-in-kind of the Company’s shares.

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

On November 17, 2023, certain individual investors in NYIAX filed a complaint in the United States District Court for the Southern District of New York (the “Complaint”) against Westpark Capital, Inc., the Company, Robert Ainbinder, Jr., a director of the Company since April 2016, and Robert Ainbinder, Jr.’s brother. The case underlying the Complaint was earlier the subject of a FINRA arbitration case, without NYIAX as a party to the FINRA arbitration case, subsequently withdrawn and filed in the United States District Court for the Southern District of New York.

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

The Former Underwriter may initiate a lawsuit to recover amounts it claims are owed pursuant to its engagement by the Company and the Company may initiate litigation against the Former Underwriter.

The Former Underwriter claims that the Company owes or will owe the Former Underwriter approximately $1 million for commissions on funds privately raised by the Company during its engagement with the Former Underwriter and approximately $1.2 million if the Company completes an IPO with another underwriter.

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

Two Board members recently resigned.

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

Artificial Intelligence May Have a Risks to the Company’s Operations and Profitability

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

As of March 31, 2024, 4 Media Buyers represented 28%, 21%, 17% and 17% of accounts receivable. For the three months ended March 31, 2024, 3 customers represented 42%, 21% and 21% of revenue, net. As of March 31, 2024, two Media Sellers represented 80% and 10% of accounts payable.

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

In addition, our revenue from quarter to quarter has decreased for quarters ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, and June 30, 2023, and increased for the quarters ended December 31, 2022, September 30, 2023, December 31, 2023 and March 31, 2024 as follows:

Quarterly Revenue
Quarter Ending March 31, 2022	$485,065
Quarter Ending June 30, 2022	339,423
Quarter Ending September 30, 2022	124,987
Quarter Ending December 31, 2022	374,830
Year Ending December 31, 2022	$1,324,305

Quarter Ending March 31, 2023	$138,037
Quarter Ending June 30, 2023	88,977
Quarter Ending September 30, 2023	97,820
Quarter Ending December 31, 2023	331,266
Year Ending December 31, 2023	$656,100

Quarter Ending March 31, 2024	$81,544

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

Our future success depends substantially on the continued services of our executive officers and key employees. If one or more of our executive officers and key employees are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. The loss of any of our officers, including the chief executive officer, and key employees could cause our business to be disrupted, and we may incur additional expenses to recruit and retain their replacements. On May 26, 2022, Robert E. Ainbinder resigned as our Chief Executive Officer, while he continues to serve as a Director of the Company. On the same day, Christopher Hogan, our Chief Operating Officer, was appointed Interim Chief Executive Officer and President. On January 19, 2024, Teresa Gallo, was appointed Chief Executive Officer of the Company. With the recent appointment of our new Chief Executive Officer, the Interim Chief Executive Officer position previously held by Mr. Hogan has been eliminated, as planned.

Our Chief Executive Officer is new to the Company.

On January 19, 2024 Teresa Gallo, was appointed Chief Executive Officer of the Company. Previously, to her appointment she was not with the Company. In 2023 Ms. Gallo founded Assemblage Digital, a boutique advisory firm focused on digital marketing, commercial strategies, and revenue development for technology companies. From May 2020 to May 2023, Ms. Gallo served as Executive Vice President and General Manager at Kinneso, a technology driven marketing and advertising agency and affiliate of Interpublic Group of Companies, Inc. (“IPG”), in New York, New York. Ms. Gallo led Kinneso’s global marketplace team and was responsible for organization design, strategy, operations, revenue delivery, partnerships and market expansion of its business. From December 2018 to May 2020, Ms. Gallo served as Chief Digital Officer for Orion, a subsidiary of IPG, where she oversaw Orion’s worldwide digital business and designed the roll-out and implementation of Orion’s programmatic advertising platform for publisher and advertiser utilization. From October 2013 to July 2018, Ms. Gallo served as Senior Vice President at OpenX, a programmatic advertising platform for publishers, advertisers, and agencies. Ms. Gallo was responsible for OpenX’s global corporate business development for publishers and advertisers. Prior to joining Open X, Ms. Gallo was a founding executive at Cadreon, IPG’s first global programmatic agency and she spent over a decade at AOL in leadership roles. Ms. Gallo currently serves on the board of directors of the Rutgers University Center for Innovation Education, where she participated in framing the direction and growth of the Rutgers’s Innovation Center and its Professional Science master’s degree in data.

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

Upon the completion of this offering, we will be required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

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

On December 26, 2024, the NYIAX board of directors decided that until the Company has secured sufficient financing, the Company is delaying the commercialization of the Portfolio and creating a revenue stream. If the Company is unable to raise adequate capital in a timely manner, there will be insufficient useful life of the Portfolio, and the Company will not be able to commercialize the Portfolio and create a revenue stream.

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

Our relationship with NASDAQ commits the Company to make annual and revenue sharing payments to the Nasdaq

We have entered into commercial agreements with Nasdaq for services related to our platform. Our commercial relationship with Nasdaq requires the Company to make annual and revenue sharing payments to the Nasdaq which the Company has not made on a timely a basis. The Company and Nasdaq have negotiated an amended payment schedule. If the Company is unable to meet its commitments in the future, the Nasdaq may terminate the relationship.

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

Risks Related to the Offering, Our Securities and the Securities Markets.

Our officers have broad discretion in the use of proceeds.

The executive officers of the Company will have broad discretion in allocating the net proceeds of the Offering, including for any of the purposes described in the section entitled “Use of Proceeds”, which creates uncertainty for shareholders and could adversely affect the Company’s business, prospects, financial condition and results of operations. You will not have the opportunity as part of your investment decision to assess whether our management is using the net proceeds appropriately. You must rely on the judgment of our management regarding the application of the net proceeds of this offering. Because of the number and variability of factors that will determine our use of our net proceeds from this offering, their ultimate use may vary substantially from their currently intended use. Pending their use, we may invest our net proceeds from this offering in short-term, investment-grade, interest-bearing securities. The net proceeds may be used for corporate or other purposes with which you do not agree or that do not improve our profitability or increase our share price. The net proceeds from this offering may also be placed in investments that do not produce income or that lose value.

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

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities, or the future expirations of lock-up agreements, on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our common stock. In connection with this offering, we will enter into a lock-up agreement that prevents us, subject to certain exceptions, from offering additional shares of capital stock for up to 24 months after the closing of this offering, as further described in the section titled “Underwriting.” In addition to any adverse effects that may arise upon the expiration of these lock-up agreements, the lock-up provisions in these agreements may be waived, at any time and without notice. If the restrictions under the lock-up agreements are waived, our common stock may become available for resale, subject to applicable law, including without notice, which could reduce the market price for our common stock.

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

As of March 31, 2024, our officers and directors will own approximately 15.5%, Network Foundation Technologies, LLC owns approximately 12.8%, Suwyn Investments, LLC owns approximately 7.1%, and Graham Mosley owns approximately 5.7% of our 15,685,434 outstanding voting shares.

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

Upon completion of this offering, we expect to incur costs associated with corporate governance requirements that will become applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Exchange Act, as well as the rules of the Nasdaq. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. We also expect these rules and regulations to make it more expensive for us to obtain and maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Accordingly, increases in costs incurred as a result of becoming a publicly traded company may materially and adversely affect our business, financial condition and results of operations.

Our stockholders will experience additional dilution due to the 2025 A Convertible Note Offering, 2023B Convertible Note Offering and the 2024A and 2024B Convertible Note Payable.

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

2024B Convertible Note Payable

As of February 14, 2025, the Company has closed on approximately $0.9 million in the 2024B Convertible Note Payable offering. The Offering consists of two-year convertible notes with 10% interest payment-in-kind in Company common stock at two ($2.00) dollars, which shall be paid at maturity or upon conversion. Additionally, the Company issued with the Notes, warrant coverage at the rate of one hundred (100%) percent of the dollar value of the Note at two ($2.00) dollars per share as the strike price of the Warrants. The Warrants are for a period of five (5) years.

2025A Convertible Note Payable

As of February 14, 2025, the Company has closed on approximately $0.2 million in the 2025A Convertible Note Payable offering. The Offering consists of two-year convertible notes with 10% interest payment-in-kind in Company common stock at two ($2.00) dollars, which shall be paid at maturity or upon conversion.

In the event the Company undergoes a Significant Transaction (as hereinafter defined) on or before the Maturity Date, then the outstanding principal balance of the Note and all accrued interest shall be automatically converted into common stock of the Company at the lower of: (i) $2.00 per share or (ii) the average closing price of the common stock of the public company which is part of the Significant Transaction for the 15 days immediately prior to the Significant Transaction ending five trading days before the closing of the Significant Transaction. The common stock issued upon conversion shall be subsequently exchanged or converted on the same terms and conditions as all Company shares of common stock in connection with the Significant Transaction. A Significant Transaction shall mean any of the following with respect to the Company:  (i) the direct or indirect sale or exchange in a single or series of related transactions by the stockholders of the Company of more than fifty percent (50%) of the voting stock of the Company; (ii) a merger or consolidation in which the Company is a party; (iii) the sale, exchange, or transfer of all or substantially all of the assets of the Company.

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

Our management will have broad discretion in the use of the net proceeds from the 2023A Convertible Note Offering and the 2023B Convertible Note Offering, the 2024A Convertible Note Offering, 2025 Convertible Note Offering and the 2024B Convertible Note Offering.

Our management will have broad discretion in the application of the net proceeds from the convertible notes offerings and you will not have the opportunity as part of your investment decision to assess whether such proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of our existing cash and the net proceeds from the convertible notes offering, their ultimate use may vary substantially from their currently intended use. Our management might not apply our existing cash and the net proceeds from convertible notes offerings in ways that ultimately increase the value of your investment. The failure by our management to apply these funds effectively could harm our business. If we do not apply the net proceeds from the convertible notes offerings in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the past two fiscal years, the Company made sales of the following unregistered securities:

2023B Convertible Note Payable

On April 3, 2023, the Company commenced a Convertible Notes Offering (“2023B Convertible Note Payable”) pursuant to which it will offer up to $2,000,000 of convertible notes.

Under the amended terms of the 2023B Convertible Notes offered in the convertible notes:

●	For approximately 86% of the outstanding principal and interest of the 2023B Convertible Note Payable, the conversion price is four dollars ($4.00) per share and in the event that the Company has not received an effective order from the SEC on its registration statement by February 14, 2024, the outstanding principal of the 2023B Convertible Note Payable shall automatically be converted into common stock of the Company at $2.00 per share. For approximately 14% of the outstanding principal and interest of the 2023B Convertible Note Payable the conversion price is two dollars ($2.00) per share.

●	The annual rate of return is twelve percent (12.0%) per annum, which shall be paid as a Payment-in-Kind in the Company’s common stock valued at two dollars ($2.00) per share.

●	Warrants (the “Warrants”) were issued at a rate of two and one half warrants issued for every $10 of Notes purchased with an exercise price of four dollars ($4.00)And two and one half warrants issued for every $10 of Notes purchased with an exercise price of two dollars ($2.00). Each Warrant shall be exercisable for a period of five (5) year. $1,970,000 of 2023B Convertible Note Payable were sold.

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

2024B Convertible Note Payable

As of February 14, 2025, the Company has closed on approximately $0.9 million in the 2024B Convertible Note Payable offering. The Offering consists of two-year convertible notes with 10% interest payment-in-kind in Company common stock at two ($2.00) dollars, which shall be paid at maturity or upon conversion. Additionally, the Company issued with the Notes, warrant coverage at the rate of one hundred (100%) percent of the dollar value of the Note at two ($2.00) dollars per share as the strike price of the Warrants. The Warrants are for a period of five (5) years.

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

2025A Convertible Note Payable

As of February 14, 2025, the Company has closed on approximately $0.2 million in the 2025A Convertible Note Payable offering. The Offering consists of two-year convertible notes with 10% interest payment-in-kind in Company common stock at two ($2.00) dollars, which shall be paid at maturity or upon conversion.

In the event the Company undergoes a Significant Transaction (as hereinafter defined) on or before the Maturity Date, then the outstanding principal balance of the Note and all accrued interest shall be automatically converted into common stock of the Company at the lower of: (i) $2.00 per share or (ii) the average closing price of the common stock of the public company which is part of the Significant Transaction for the 15 days immediately prior to the Significant Transaction ending five trading days before the closing of the Significant Transaction. The common stock issued upon conversion shall be subsequently exchanged or converted on the same terms and conditions as all Company shares of common stock in connection with the Significant Transaction. A Significant Transaction shall mean any of the following with respect to the Company:  (i) the direct or indirect sale or exchange in a single or series of related transactions by the stockholders of the Company of more than fifty percent (50%) of the voting stock of the Company; (ii) a merger or consolidation in which the Company is a party; (iii) the sale, exchange, or transfer of all or substantially all of the assets of the Company.

Payables to Shareholder-Founders and Conversion to Common Shares

Certain shareholder-founders purchased $100,000 in the form of convertible notes in October 2023. These convertible notes payables to certain shareholder-founders of $100,000 plus interest automatically converted to 50,328 common shares in December 2023 at a share price of $4.00 per share.

From November 27, 2023 through December 11, 2023 the Company sold $263,500 of convertible notes to certain shareholder-founders. These convertible notes payables to certain shareholder-founders of $263,500 plus interest automatically converted to 41,144 common shares during the three-month period ending March 31, 2024 at a share price of $4.00 per share.

During January 2024 the Company sold $129,000 of convertible notes to certain shareholder-founders. The convertible notes payable, plus interest at 4%, automatically converted to 32,462 common shares during the three-month period ending March 31, 2024 at a share price of $4.00 per share.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 14, 2025.

Person	Capacity	Date

/s/ Teresa Gallo	Chief Executive Officer, President and	February 14, 2025
Teresa Gallo	Chief Operating Officer
(Principal Executive Officer)

/s/ William Feldman	Chief Financial Officer and Treasurer	February 14, 2025
William Feldman	(Principal Financial and Accounting Officer)