Form 10-Q
period 2024-06-30
NYIAX, INC.
filed 2025-02-19
CIK 1679379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of February 14, 2025, there were 16,313,302 shares outstanding of the registrant’s common stock, par value $0.0001 per share.

Table of Contents

Page
PART I- FINANCIAL INFORMATION	1
Item 1:	1
Condensed Financial Statements for the Six Months Ended June 30, 2024 (unaudited) and Year Ended December 31, 2023	1
Condensed Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023	1
Condensed Statements of Operations for the three and six-month period ended June 30, 2024 (unaudited) and June 30, 2023 (unaudited)	2
Condensed Statements of Shareholders’ (Deficit) Equity for the three and six-month periods ended June 30, 2024 (unaudited) and June 30, 2023 (unaudited)	3
Condensed Statements of Cash Flows for the six-month period ended June 30, 2024 (unaudited) and June 30, 2023 (unaudited)	4
Notes to Condensed Financial Statements (unaudited)	5
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3: Quantitative and Qualitative Disclosures About Market Risk	33
Item 4: Controls and Procedures	33
PART II - OTHER INFORMATION	34
Item 1: Legal Proceedings	34
Item 1A: Risk Factors	34
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3: Defaults Upon Senior Securities	54
Item 4: Mine Safety Disclosures	54
Item 5: Other Information	54
Item 6: Exhibits	55
SIGNATURES	56

i

part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NYIAX, Inc.
Condensed Balance Sheets

As of June 30, 2024 and December 31, 2023

	June 30, 2024	December 31, 2023
Assets	(Unaudited)
Cash	$595,151	$55,014
Accounts receivable, net	74,709	262,588
Prepaid and other current assets	35,784	5,000
Total current assets	$705,644	$322,602

Capitalized software development costs, net	$98,280	$196,572
Patents, net	2,809,917	3,404,958
Property, plant and equipment, net	1,776	2,196
Operating lease right-of-use asset	-	244,451
Security deposit	-	74,068
Total assets	$3,615,617	$4,244,847

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$5,796,262	$5,327,206
Convertible notes payable, net of deferred debt discounts ($ 439,577 as of June 30, 2024 and as of $0 December 31, 2023, respectively)	2,830,423	1,970,000
Accrued Payment-In-Kind Interest	295,342	146,655
Operating lease obligations, current portion	-	175,585
Payables to shareholder-founders	100,500	264,000
Total current liabilities	$9,022,527	$7,883,446

Long-term liabilities
Operating lease obligations, net of current portion	$-	$92,800
Total long-term liabilities	-	$92,800
Total liabilities	$9,022,527	$7,976,246

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity (deficit)
Preferred shares: 10,000,000 authorized, none outstanding, par value $0.0001 per share	$-	$-
Common stock $0.0001 par value, 125,000,000 common shares authorized; 15,690,719 and 15,611,827 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	1,571	1,562
Additional Paid in Capital	58,952,128	58,244,754
Accumulated deficit	(64,360,609)	(61,977,715)
Total shareholders’ (deficit) equity	$(5,406,910)	$(3,731,399)
Total liabilities and shareholders’ (deficit) equity	$3,615,617	$4,244,847

The accompanying notes are an integral part of these unaudited condensed financial statements.

NYIAX, Inc.
Condensed Statements of Operations

For the three- and six-month periods ended June 30, 2024 and 2023

(unaudited)

	Three Months		Six Months
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Revenue, Net	$83,310	$88,978	$164,854	$227,015
Cost of Sales	141,708	168,223	310,568	390,644
Gross Margin	$(58,398)	$(79,245)	$(145,714)	$(163,629)

Operating expenses
Technology and development	79,977	288,811	325,046	687,662
Selling, general and administrative	822,203	1,583,324	1,813,704	3,131,154
Deferred offering cost write-off	-	-	-	848,531
Forfeiture of deferred compensation	(45,213)	-	(353,295)	-
Depreciation and amortization	297,731	405	595,461	810
Total operating expenses	$1,154,698	$1,872,540	$2,380,916	$4,668,157
Loss from operations	$(1,213,096)	$(1,951,785)	$(2,526,630)	$(4,831,786)
Other (income) expenses	-		-	-
Interest expense	146,490	339,498	208,749	447,480
Total other (income) expenses	$146,490	$339,498	$208,749	$447,480
Loss before provision for income taxes	$(1,359,586)	$(2,291,283)	$(2,735,379)	$(5,279,266)
Net loss	$(1,359,586)	$(2,291,283)	$(2,735,379)	$(5,279,266)
(Net loss per share – basic and diluted	$(0.09)	$(0.17)	$(0.17)	$(0.40)
Weighted Average O/S Shares-basic and diluted	15,690,484	13,561,499	15,667,722	13,359,305

The accompanying notes are an integral part of these unaudited condensed financial statements.

NYIAX, Inc
Condensed Statements of Shareholders’ Equity (Deficit)

As of June 30, 2024 and 2023

(unaudited)

	Common Stock		Additional
	Shares Outstanding	Amount	Paid in Capital	Accumulated Deficit	Total
Balance - January 1, 2024	15,611,827	$1,562	$58,244,754	$(61,977,715)	$(3,731,399)
Cumulative effect adjustment from adoption of ASU 2020-06	-	-	(352,486)	352,486	-
Share-based compensation	-	-	123,502	-	123,502
Conversion of payables to shareholder-founders interest	73,607	8	294,416	-	294,424
Deferred debt discount on 2024 convertible notes payable	-	-	190,805	-	190,805
Net Loss				(1,375,794)	(1,375,794)
Balance - March 31, 2024	15,685,434	$1,570	$58,500,991	$(63,001,023)	$(4,498,462)
Share-based compensation	-	-	123,502	-	123,502
Conversion of payables to shareholder-founders interest	5,285	1	21,137	-	21,138
Deferred debt discount on 2024 convertible notes payable	-	-	306,498	-	306,498
Net Loss				(1,359,586)	(1,359,586)
Balance - June 30, 2024	15,690,719	$1,571	$58,952,128	$(64,360,609)	$(5,406,910)

	Common Stock		Additional
	Shares Outstanding	Amount	Paid in Capital	Accumulated Deficit	Total
Balance - January 1, 2023	12,370,002	$1,237	$50,023,446	$(53,252,852)	$(3,228,169)
Share-based compensation	-	-	125,635	-	125,635
Issuance of common stock pursuant to restricted stock awards (share-based compensation), net of forfeiture	(250,000)	(25)	32,657	-	32,632
Conversion of Convertible Notes	1,441,497	144	2,719,198	-	2,719,342
Deferred debt discount on 2023 convertible notes payable	-	-	16,000	-	16,000
Net Loss	-	-	-	(2,987,985)	(2,987,985)
Balance - March 31, 2023	13,561,499	$1,356	$52,916,936	$(56,240,837)	$(3,322,545)
Share-based compensation	-	-	149,467	-	149,467
Deferred debt discount on 2023 convertible notes payable	-	-	704,975	-	704,975
Net Loss				(2,291,283)	(2,291,283)
Balance - June 30, 2023	13,561,499	$1,356	$53,771,378	$(58,532,120)	$(4,759,386)

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc.
Condensed Statements of Cash Flows

For the six-month period ended June 30, 2024 and 2023

(unaudited)

	June 30,	June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(2,735,379)	$(5,279,266)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	693,755	99,102
Operating lease right-of-use asset	(23,934)	(5,138)
Accrued PIK Interest	150,749	126,252
Debt discount amortization	57,727	321,247
Share-based compensation	247,004	307,734
Provision for allowance for Credit Losses	-	106,960
Forfeiture of Deferred Compensation	(353,295)	-
Deferred offering cost write-off, net	-	848,531

Change in operating assets and liabilities:
Accounts receivable	187,878	1,759,025
Payables to shareholder-founders	-	87,497
Prepaid expense	(30,784)	-
Security deposit	74,068	-
Accounts payable and accrued expenses	822,348	(192,254)

Net cash used in operating activities	$(909,863)	$(1,820,310)

Cash flows from financing activities
Proceeds from convertible notes payable, net of cash discount	$1,300,000	$2,170,000
Proceeds from payables to shareholder-founders	198,000	-
Repayment of payables to shareholder-founders	(48,000)	-
Net cash provided by financing activities	$1,450,000	$2,170,000

Net increase (decrease) in cash and cash equivalents	$540,137	$349,690

Cash and cash equivalents - Beginning of period	$55,014	$792,337

Cash and cash equivalents - End of period	$595,151	$1,142,027

Supplemental disclosures of non-cash flow investing and financing activities:
Deferred debt discount on convertible note payable	$497,304	$720,975
Conversion of convertible notes payable and accrued interest to common shares	-	$2,719,342
Conversion of payables to shareholder-founders & accrued interest	$315,553

The accompanying notes are an integral part of these unaudited condensed financial statements.

NYIAX, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS

For the six months period ended June 30, 2024 (unaudited)

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

Going Concern, Cash Flows, Liquidity, Cash Flows and Capital Resources

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

For the six months ended June 30, 2024, the Company lost approximately $2.7 million.

The Company generated negative cash flows from operations of $ 909,863 for the six-month period ended June 30, 2024. Historically, the Company’s liquidity needs have been met by the sale of common shares, the issuance of common shares through the exercise of warrants, and sale convertible note payable.

As of June 30, 2024, NYIAX had total current assets of $705,644, of which $595,151 was cash and total current liabilities of approximately $9 million, of which approximately $3.2 million convertible notes payable, accrued interest, and payables to shareholder-founders.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from January 1, 2024 through June 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2023.

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

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of June 30, 2024, was approximately $345,000. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Concentrations of Risk

As of June 30, 2024, 3 Media Buyers represented 30%, 29% and 22% of accounts receivable. For the six months ended June 30, 2024, 4 customers represented 37%, 28%, 18% and 10% of revenue, net. As of June 30, 2024, two Media Sellers represented 81% and 10% of accounts payable.

As of December 31, 2023, three Media Buyer represented 34%, 25% and 18% of accounts receivable. As of December 31, 2023, two Media Sellers represented 80% and 10% of accounts payable.

For the six months ended June 30, 2023, two customers represented 50% and 11% of revenue, net.

Accounts Receivable, Net

Accounts receivable consists of amounts billed to Media Buyers. Accounts receivable, net are carried at their contractual amounts, less an estimate for uncollectible amounts. Management estimates the allowance for bad debts based on existing economic conditions, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted.

The Company performs ongoing credit evaluation. The allowance for allowance for expected credit losses is determined based on historical collection experience and the review in each period of the status of the then-outstanding accounts receivable, while taking into consideration current client information, subsequent collection history and other relevant data. The Company reviews the allowance for expected credit losses on a quarterly basis. For the six-month period ended June 30, 2024 the Company had no allowance for expected credit losses and no direct write-offs of accounts receivable. For the year ended December 31, 2023, the Company had an allowance for expected credit losses of $106,959 and no direct write-offs of accounts receivable.

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

In accordance with ASC 360 Impairment Accounting for the Impairment or Disposal of Long-Lived Assets, the Company periodically reviews the carrying value of long-lived assets whenever events or changes in circumstances indicate that the historical carrying value of the long-lived assets may have been impaired. Management determined that as of September 30, 2024, that certain patents with a net book value of $ 2,512,396 were impaired, and accordingly recorded a charge of $ 2,512,396 to fully write off these patents.

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

Certain long-lived assets including capitalized software development costs are also subject to measurement at fair value on a nonrecurring basis if they are deemed to be impaired as a result of an impairment review. For the three-month period ended June 30, 2024 and the year ended December 31, 2023, no impairments were recorded on those assets.

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

Pursuant to the Codification of Staff Accounting Bulletins / Topic 5: Miscellaneous Accounting A. Expenses of Offering, the Company had been deferring these expenses until the offering. As of December 31, 2022, $848,531 of deferred offering costs were recorded on the balance sheet. In accordance with the Codification of Staff Accounting Bulletins / Topic 5: Miscellaneous Accounting, the Company has written these costs off during the three-month period ended March 31, 2023.

Income Taxes

The Company records income tax expense in accordance with ASC – 740 Income Taxes, as amended mandating how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The standards require the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. The Company has analyzed its tax positions and has concluded that for the periods ended March 31, June 30, 2024, and December 31, 2023, no uncertain positions are taken or are expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements.

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

As of June 30, 2024, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

As of June 30, 2024
Equity Incentive Plans	2,934,038
Common Stock Issuable Upon Conversion of Convertible Notes, including PIK Interest	953,557
Selling Agent and Advisor Warrants	23,538
Warrants Issued with Common Stock Offerings	932,374
Warrants Issued with Convertible Notes Offerings	1,783,400
6,626,907

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

Ms. Gallo was to be granted restricted stock units with a grant date cash equivalent value of $100,000, vesting 50% after six (6) months from the July 19, 2024, and the remaining 50% vesting after one year from the January 19, 2025 upon IPO.

Also, upon initial public offering of the NYIAX shares, Ms. Gallo is also a contingent equity grants of 200,000 incentive stock options at $4.00 per share and 200,000 RSUs, both with a 4-year quarterly vesting schedule.

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

Note 4 — Shareholders’ Equity

On June 30, 2024 and December 31, 2023 the authorized capital stock of 135,000,000 shares consisting of 125,000,000 shares of common stock and 10,000,000 shares of preferred stock each with a par value of $0.0001 with 15,690,719 and 15,611,827 common shares issued and outstanding, respectively. No preferred stock has been issued.

During the six-month period ended June 30, 2024, $ 315,562 of payables to shareholder-founders pursuant to convertible notes, including interest, were converted to 78,892 common shares.

For the periods ended June 30, 2024 and 2023, the Company recorded share based compensation as follows:

	Three-Month Period		Six-Month Period
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Shared-Based Compensation:
Cost of Sales	5,288	5,288	10,576	12,167
Technology and development	13,386	13,386	26,772	26,772
Sales, general and administrative	104,828	130,793	209,656	268,795
Total	123,502	149,467	247,004	307,734

Note 5 — Convertible Notes Payable

Issuance of 2024A Convertible Note Payable

The Company has closed on approximately $1.3 million in the 2024A Convertible Note Payable offering and the offering has closed.

In March 2024, Company offered (the “ 2024 Convertible Note Payable” offering) for sale up to $1,200,000 of its Units which may be increased to $2,000,000 by the Company, with each unit consisting of (i) a 10% unsecured convertible promissory note (each, a “Note”); and (ii) such number of common stock purchase warrants as shall be equal to fifty thousand (50,000) warrants for each $100,000 principal amount of Notes subscribed for in this Offering.

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

The fair value of the warrants was determined using the Black-Scholes model, with as provided below:

●	Term — five years

●	Risk-free Interest Rate — 5.0%

●	Dividend Rate - 0

●	Volatility 58.8%

The following table illustrates the value of the convertible note payable as of June 30, 2024

2023B Convertible Notes balance December 31, 2023	$1,970,000
2024A Convertible Notes Payable Issued	1,300,000
$3,270,000
Deferred debt discount, representing the relative fair value of the warrants issued in connection with the notes	(497,304)
Amortization of debt discount for six-month period ending June 30, 2024	57,727
Convertible Notes Payable, net at June 30, 2024	$2,830,423

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

Note 6 — Lease Termination

Effective April 16, 2024, the Company’s operating sub-lease for office space at 180 Maiden Lane, New York, NY 10005 that commenced on November 1, 2021 was terminated.

Note 7 — Related Party Transactions

Payables to Shareholder-Founders

As of June 30, 2024 certain shareholder-founders loaned the Company $100,500.

$100,500 debt for reimbursement of certain expenses from 2016. On October 30, 2023, the Company entered into an agreement with shareholder-founders whereby the debt converts to 25,124 shares immediately upon pricing of the Company’s initial public offering.

During the six-month period ended June 30, 2024 certain shareholder-founders loaned the Company $198,000 in the form of convertible notes ($150,000) and an advance. These convertible notes payables to certain shareholder-founders plus interest automatically convert to common shares upon the completion of a financing event or within two (2) months from the date of the convertible notes at a share price of $4.00 per share. The advance, plus interest at 4% per annum was repaid on April 10, 2024.

Executive Employment Appointment

On May 4, 2024, the Company appointed and entered into an employment agreement with Robert Ainbinder Jr. as the Director of Development for Special Projects of the Company. Mr. Ainbinder is a Director of the Company.

Mr. Ainbinder’s primary tasks as Director of Development for Special Projects include creating a successful Capital Attainment Program, working with the CEO and management to designate, identify and create new business lines for the Company, and other duties as mutually agreed to between the Mr. Ainbinder and the CEO. Mr. Ainbinder is also a Board member.

On May 4, 2024, the Company entered into an employment agreement with Mr. Ainbinder. (the (“Agreement”). The term of the Agreement commenced on May 4, 2024 and continues for a period of one (1) year or until otherwise terminated in accordance with the provisions of the Agreement. This Agreement shall automatically renew for successive four (4) month terms unless earlier terminated Under the Agreement. Mr. Ainbinder will receive an annual base salary of $225,000 plus healthcare and other benefits. During the term, in addition to the base salary, Mr. Ainbinder will be eligible for a discretionary bonus of up to 20% of base salary which may be in cash, equity compensation, or base salary increases.

Forfeiture of Deferred Compensation

As of June 30, 2024, in connection with the closing of the Company’s IPO and cash flows, certain NYIAX founders, owners, officers and employees agreed to defer $353,295 of compensation amounts, including payroll taxes, owed by NYIAX. The deferred compensation arose from a salary deferral program where each founder agreed to defer a portion of their contractual salary or contractor fees. This forfeiture represents a permanent waiver of rights to this deferred compensation.

This event was recorded as a contra-expense to selling, general and administrative expenses and a debit to accrued compensation.

Conversion of Notes

During the six-month period ended June 30, 2024, $315,562 of payables to shareholder-founders pursuant to convertible notes, including interest, were converted to 78,892 common shares.

Note 8 — Litigation and Contingencies

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

Note 9 — Subsequent Events

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

Impairment of Patent Portfolio

On July 8, 2023, Company completed the purchase of a portfolio of patents and trade secrets (the “Patent Portfolio”)

As consideration for the Patent Portfolio, the Company issued 2,000,000 shares of its common stock to NIFTY, a purchase price of $4,000,000.  The Patent Portfolio consists of eighteen (18) patents and trade secrets, [of which six of the patents were active].  The Company purchased these patents as a first step to investing in and developing expanded product offerings in the areas of  (i) market data, (ii) streaming media (advertising, livestreaming and video-on-demand), and (iii) the webinar market.  The ultimate development, marketing and monetization of these expanded product offerings was expected to require significant investment by the Company, including the hiring of additional internal and external resources. Further, management of the Company understood that time was of the essence in ultimately developing the new products, taking advantage of the market opportunities and being able to monetize the patents within the respective patent lives.   As such, contemporaneous with the purchase of the Patent Portfolio, management of the Company committed to the planning and consummation of the first of a series of capital raises that would be required to fund the development of these new products from the core Patent Portfolio.

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

The Company’s board of directors determined to abandon the project to develop the patent portfolio, as the Company has been unable to raise the capital required to fund the development of the Patent Portfolio and the Company’s significantly impaired ability to commercialize and monetize the developed patents, due to now shortened timelines available to both raise the capital and to develop the Patent Portfolio before the underlying patents expire.  As such, the project to develop the Patent Portfolio into the new products was immediately terminated.  In connection with the project termination, the Company determined to fully write off the unamortized book value of the Patent Portfolio as of the same date. Accordingly, on September 30, 2024, the Company recorded a charge of $ 2,512,396 to record the full impairment of the Patent Portfolio.

Convertible Note Offerings

2024B Convertible Note Payable

As of February 14, 2025, the Company closed on approximately $0.9 million in the 2024B Convertible Note Payable offering. The Offering consists of two-year convertible notes with 10% interest payment-in-kind in Company common stock at two ($2.00) dollars, which shall be paid at maturity or upon conversion. Additionally, the Company issued with the Notes, warrant coverage at the rate of one hundred (100%) percent of the dollar value of the Note at two ($2.00) dollars per share as the strike price of the Warrants. The Warrants are for a period of five (5) years.

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

Management’s Plans

NYIAX management’s plans for developing operations and generating substantive revenues and gross margins will require the following:

1.	NYIAX has completed the development of the initial platform.

2.	The NYIAX sales team has been signing up Media Sellers and Media Buyers.

3.	NYIAX expects that based upon this plan that it would not be able to realize substantive revenues until approximately one year from a capital infusion.

4.	NYIAX recognizes that its business will require substantial scale in order to achieve profitability. The Company expects that there will be substantial sales, marketing and continued engineering and development costs to generate revenue and maintain the platform. As such, the Company will need to generate revenues at scale in order to become profitable. NYIAX is estimating that it would not be profitable until at least twelve months from investing into a substantial sales team. Current estimates reflect conditions the Company expects to exist, the course of action the Company expects to take, as the current estimates incorporate internal data, historical data, and financial models, all of which are unproven.

Results of Operations For Three Months Ended June 30, 2024 and 2023

The following table presents the Company’s comparable financial results between the three month periods ending June 30, 2024 and 2023:

	Three Months
	June 30,	June 30,
	2024	2023
	(unaudited)	(unaudited)
Revenue, Net	$83,310	$88,978
Cost of Sales	141,708	168,223
Gross Margin	$(58,398)	$(79,245)

Operating expenses
Technology and development	$79,977	$288,811
Selling, general and administrative	822,203	1,583,324
Forfeiture of deferred compensation	(45,213)	-
Depreciation and amortization	297,731	405
Total operating expenses	$1,154,698	$1,872,540
Loss from operations	$(1,213,096)	$(1,951,785)
Other (income) expenses
Interest expense	$146,490	$339,498
Total other (income) expenses	$146,490	$339,498
Loss before provision for income taxes	$(1,359,586)	$(2,291,283)
Net loss	$(1,359,586)	$(2,291,283)
Net loss per share – basic and diluted	$(0.09)	$(0.17)
Weighted Average O/S Shares-basic and diluted	15,690,484	13,561,499

Net Revenue

For the three-month ended June 30, 2024, compared to the three-months ended June 30, 2023 net revenue decreased to $83,310 from $88,978, or by $5,668 (6%).

For the three-months ended June 30, 2024, the Company was compensated for the completion of 161 Media Contracts with average compensation of $517 per Media Contract. For the three-months ended June 30, 2023, the Company was compensated for the completion of 163 Media Contracts with average compensation of $546 per Media Contract. The decrease in the average compensation relates to the Company executing contracts at lower commission rates and lower total contract value. Publishers compensate the Company at variable rates; lower commission rates resulted from a mix of publishers with lower negotiated rates. The total contract values decreased from lack of activation of several contracts with certain publishers.

The following chart illustrates Media Contracts completed in each of the following quarters of 2024, 2023 and 2022 with related quarterly revenue and revenue per contract:

	Media Contracts Completed	Quarterly Revenue	Revenue / Media Contract
Quarter Ending March 31, 2022	134	$485,065	$3,620
Quarter Ending June 30, 2022	249	339,423	1,363
Quarter Ending September 30, 2022	417	124,987	300
Quarter Ending December 31, 2022	316	374,830	1,186
Year Ending December 31, 2022	1,116	$1,324,305	$1,187

Quarter Ending March 31, 2023	170	$138,037	$812
Quarter Ending June 30, 2023	163	88,978	546
Quarter Ending September 30, 2023	155	97,820	631
Quarter Ending December 31, 2023	202	331,266	1,640
Year Ending December 31, 2023	690	$656,101	$951

Quarter Ending March 31, 2024	137	$81,544	$595
Quarter Ending June 30, 2024	161	83,310	517
Six Months ending June 30, 2024	298	$164,854	$553

Obtaining new Media Contracts is dependent on several factors, including on our new business development (sales and representatives) team, which headcount has decreased from 13 at March 31, 2022  to one at June 30, 2024. The Company appointed a new Company’s Chief Executive Officer on January 19, 2024. With the recent appointment of our new Chief Executive Officer, the Interim Chief Executive Officer position previously held by Mr. Hogan has been eliminated, as planned. The Interim Chief Executive Officer concentrated on business development and was classified as part of the Business Development headcount shown in the table below. During the first quarter of 2024, the New Company Chief Executive Officer spent significant time on capital raising and IPO matters and was not classified as a Business Development headcount below.

The following table compares the business development headcount at quarter-end and the Company’s quarterly revenue.

	Quarterly Revenue	Business Development Headcount at Quarter-End
31-Mar-22	485,065	13
30-Jun-22	339,423	7
30-Sep-22	124,987	3
31-Dec-22	374,830	3
31-Mar-23	138,037	2
30-Jun-23	88,978	2
30-Sep-23	97,820	2
31-Dec-23	331,266	2
31-Mar-24	81,544	1
30-Jun-24	83,310	1

Technology and Development

For the three-months ended June 30, 2024, compared to the three-months ended June 30, 2023, technology and Development decreased to $79,977 from $ 288,811, or by $208,834 (72%). The Company’s technology and development decreased due to general expense reductions at the Company, including staffing reductions. During the period, the Company suspended platform development.

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

Selling General and Administrative

For the three months ended June 30, 2024, compared to the three-months ended June 30, 2023, selling general and administrative costs decreased to $822,203 from $1,583,324, or by $761,121, (48%) primarily resulting from a marked decrease in expenses related to the Company going public, such as an annual audit and other administrative costs.

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

Forfeiture of Deferred Compensation

During the three-month period ended June 30, 2024, in connection with the Company’s attempted initial public offering, certain NYIAX current and former officers, agreed to forfeit $45,213 of deferred compensation amounts owed by NYIAX, including payroll taxes. (This was in addition to the addition of $308,082 of deferred compensation amounts during the three-months ended March 31, 2024. The total founders & employees deferral forfeiture for the six-month period ended June 30, 2024 was $353,295.) The deferred compensation arose from a salary deferral program where each founder agreed to defer a portion of their contractual salary or contractor fees. This forfeiture represents a permanent waiver of rights to this deferred compensation. For the year ended December 31, 2023 certain NYIAX founders, owners, officers and employees agreed to forfeit $769,839 of deferred compensation amounts, including payroll taxes, owed by NYIAX.

Depreciation and Amortization

For the three-months ended June 30, 2024, compared to the three-months ended June 30, 2023 depreciation and amortization increased from $405 to $297,731. The increase was from the amortization of the Patent Portfolio.

Amortization capitalized software costs of approximately $49,000 for the three-months ended June 30, 2024 and 2023 were classified as cost of sales.

Impairment of Patent Portfolio

On July 8, 2023, Company completed the purchase of a portfolio of patents and trade secrets (the “Patent Portfolio”)

As consideration for the Patent Portfolio, the Company issued 2,000,000 shares of its common stock to NIFTY, a purchase price of $4,000,000.  The Patent Portfolio consists of eighteen (18) patents and trade secrets, [of which six of the patents were active].  The Company purchased these patents as a first step to investing in and developing expanded product offerings in the areas of  (i) market data, (ii) streaming media (advertising, livestreaming and video-on-demand), and (iii) the webinar market.  The ultimate development, marketing and monetization of these expanded product offerings was expected to require significant investment by the Company, including the hiring of additional internal and external resources. Further, management of the Company understood that time was of the essence in ultimately developing the new products, taking advantage of the market opportunities and being able to monetize the patents within the respective patent lives.   As such, contemporaneous with the purchase of the Patent Portfolio, management of the Company committed to the planning and consummation of the first of a series of capital raises that would be required to fund the development of these new products from the core Patent Portfolio.

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

The Company’s board of directors determined to abandon the project to develop the patent portfolio, as the Company has been unable to raise the capital required to fund the development of the Patent Portfolio and the Company’s significantly impaired ability to commercialize and monetize the developed patents, due to now shortened timelines available to both raise the capital and to develop the Patent Portfolio before the underlying patents expire. As such, the project to develop the Patent Portfolio into the new products was immediately terminated.  In connection with the project termination, the Company determined to fully write off the unamortized book value of the Patent Portfolio as of the same date.   Accordingly, on September 30, 2024, the Company recorded a charge of $ 2,512,396 to record the full impairment of the Patent Portfolio.

Share-Based Compensation

For the three-months ended June 30, 2024, compared to June 30, 2023 share-based compensation decreased to $123,502 from $149,467, or by $29,965 due to full vesting of certain awards.

For the three-months ended June 30, 2024 and June 30, 2023, the Company classified the share-based compensation expenses on the statement of operation as follows:

	Three-Month Period
	June 30, 2024	June 30, 2023
Shared-Based Compensation:
Cost of Sales	$5,288	$5,288
Technology and development	13,386	13,386
Sales, general and administrative	104,828	130,793
Total	$123,502	$149,467

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

Interest and Debt Expense, net

For the three-months ended June 30, 2024, compared to the three-months ended June 30, 2023, interest and debt expense, net decreased to $146,490 from $339,498 a decrease of $193,008. The decrease is primarily interest expense related to the convertible notes payable issued in 2021 and 2022 being converted to shares in first quarter of 2024.

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

For the three-months ended June 30, 2024, June 30, 2023, the year ended December 31, 2023, NYIAX did not have any income for tax purposes and therefore, no current tax liability or expense has been recorded in these financial statements.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP:

	For the	For the
	Three-Month	Three-Month
	Period	Period
	Ended	Ended
	June 30,	June 30,
	2024	2023
Net Loss	$(1,359,586)	$(2,291,283)
(Reconciliation of Adjusted EBITDA Loss to Net Loss:
Depreciation and amortization	(297,731)	(405)
Forfeiture of Deferred Compensation	45,213	-
Share-based compensation	(123,502)	(149,467)
Interest expense	(146,490)	(339,498)
Total Adjustments of EBITDA Loss to Net Loss	$(522,510)	$(489,370)
Adjusted EBITDA	$(837,076)	$(1,801,913)

Adjusted EBITDA

For the three-months ended June 30, 2024, compared to the three-months ended June 30, 2023, the adjusted EBITDA loss decreased to approximately $837,000 from approximately $1.8 million or approximately $1 million (54%). The decrease in adjusted EBITDA loss was attributed to (i) a decrease in sales and marketing staff with related expenses, (ii) administrative costs related to the Company going public, such as an annual audit, and the Company reducing expenses overall.

Results of Operations For Six Months Ended June 30, 2024 and 2023

NYIAX, Inc.
Condensed Statements of Operations

	For the	For the
	Six-Months	Six-Months
	Ended	Ended
	June 30,	June 30,
	2024	2023
	(unaudited)	(unaudited)
Revenue, net	$164,854	$227,015
Cost of Sales	310,568	390,644
Gross Margin	$(145,714)	$(163,629)

Operating expenses
Technology and development	$325,046	$687,662
Selling, general and administrative	1,813,704	3,131,154
Deferred offering cost write-off	-	848,531
Forfeiture of deferred compensation	(353,295)	-
Depreciation and amortization	595,461	810
Total operating expenses	$2,380,916	$4,668,157
Loss from operations	$(2,526,630)	$(4,831,786)
Other (income) expenses
Interest expense	$208,749	$447,480
Total other (income) expenses	$208,749	$447,480
Loss before provision for income taxes	$(2,735,379)	$(5,279,266)
Net loss	$(2,735,379)	$(5,279,266)
Net loss per share – basic and diluted	$(0.17)	$(0.40)
Weighted Average O/S Shares-basic and diluted	15,667,722	13,359,305

Net Revenue

For the six months ended June 30, 2024, compared to the six months ended June 30, 2023, net revenue decreased to $ 164,854 from $227,015, or $62,161 (27%). The decrease in revenue is related primarily to a decreased new business development headcount pursuing business.

For the six months ended June 30, 2024, the Company was compensated for the completion of 298 Media Contracts with average compensation of $553 per Media Contract. For the six months ended June 30, 2023, the Company was compensated for the completion of 333 Media Contracts with average compensation of $682 per Media Contract. The decrease in the average compensation relates to the Company executing more contracts at a lower commission rates and lower total contract value. Publishers compensate the Company at variable rates; lower commission rates resulted from a mix of publisher with lower negotiated rates. The total contract values decreased from lack of activation of several contracts with certain publisher.

	Media Contracts Completed	Quarterly Revenue	Revenue / Media Contract

Quarter Ending March 31, 2023	170	$138,037	$812
Quarter Ending June 30, 2023	163	88,978	546
Six Months ending June 30, 2023	333	$227,015	$682

Quarter Ending March 31, 2024	137	$81,544	$595
Quarter Ending June 30, 2024	161	83,310	517
Six Months ending June 30, 2024	298	$164,854	$553

Obtaining new Media Contracts is dependent on several factors, including on our new business development (sales and representatives) team, which headcount has decreased from eleven at December 31, 2021 to one at June 30, 2024. The following table compares the business development headcount at quarter-end and the Company’s quarterly revenue.

	Quarterly Revenue	Business Development Headcount at Quarter-End
31-Mar-22	485,065	13
30-Jun-22	339,423	7
30-Sep-22	124,987	3
31-Dec-22	374,830	3
31-Mar-23	138,037	2
30-Jun-23	88,978	2
30-Sep-23	97,820	2
31-Dec-23	331,266	2
31-Mar-24	81,544	1
30-Jun-24	83,310	1

Technology and Development

For the six months ended June 30, 2024, compared to the six months ended June 30, 2023, technology and development decreased to $325,046 from $687,662, or $362,616. The Company’s technology and development decreased due to expense reductions at the Company, including limited staffing reductions and reduced support from outside vendors.

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

Selling General and Administrative

For the six months ended June 30, 2024, compared to the six months ended June 30, 2023, selling general and administrative decreased to $1,813,704 from $3,131,154, or $1,317,450 (42%) resulting from a company-wide effort to eliminate costs and decrease expenses of pursing an IPO.

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

Depreciation and Amortization

For the six months ended June 30, 2024, compared to the six months ended June 30, 2023 depreciation and amortization increased to $595,461 from $810. The increase was attributed to the amortization of the Patent Portfolio.

Amortization capitalized software costs of approximately $98,000 for the six months ended June 30, 2024 and 2023 were classified as cost of sales.

Share-Based Compensation

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023 share-based compensation decreased to $247,004 from $307,734 due to certain awards becoming fully vested.

For the six-month periods ended June 30, 2024 and June 30,2023, the Company classified the share-based compensation expenses on the statement of operation as follows:

	Six-Month Period
	June 30, 2024	June 30, 2023
Shared-Based Compensation:
Cost of Sales	$10,576	$12,167
Technology and development	26,772	26,772
Sales, general and administrative	209,656	268,795
Total	$247,004	$307,734

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

Interest and Debt Expense, net

For the six months ended June 30, 2024 compared to the six months ended June 30, 2023 interest and debt expense, net decreased to $208,749 from $447,480, a decrease of $238,731. The decrease was primarily related to the sale of new convertible notes, partially offset by the conversion of an older note.

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

For the six months ended June 30, 2024 and the six months ended June 30, 2023, NYIAX did not have any income for tax purposes and therefore, no current tax liability or expense has been recorded in these financial statements.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP:

	Six-Month Period
	June 30,	June 30,
	2024	2023
Net Loss	$(2,735,379)	$(5,279,266)
Reconciliation of Adjusted EBITDA Loss to Net Loss:
Depreciation and amortization	(595,461)	(810)
Deferred offering cost write-off	-	(848,531)
Forfeiture of deferred compensation	353,295	-
Share-based compensation	(247,004)	(307,734)

Interest expense	(208,749)	(447,480)
Total Adjustments of EBITDA Loss to Net Loss	$(697,919)	$(1,604,555)
Adjusted EBITDA	$(2,037,460)	$(3,674,711)

Adjusted EBITDA

For the six months ended June 30, 2024, compared to the six months ended June 30, 2023, the adjusted EBITDA loss was essentially flat. The decrease in adjusted EBITDA loss was attributed to (i) a decrease in sales and marketing staff with related expenses, (ii) administrative costs related to the Company going public, such as an annual audit, and the Company reducing expenses overall.

Going Concern, Cash Flows, Liquidity and Capital Resources

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

For the six months ended June 30, 2024, the Company’s operations lost approximately $5.5 million which included a charge of approximately $3.1 million form the Impairment of the Patent Portfolio and approximately $475,000 of non-cash charges.

As of June 30, 2024, NYIAX had total current assets of approximately $705,644, of which $595,151 million was cash and total current liabilities of approximately $9.0  million of which approximately $3.2 million was convertible notes payable, accrued payment in kind interest payable and payables to shareholder-founders in the Company’s common shares.

For the six months ended June 30, 2024 and June 30, 2023 net cash used in operating activities was $909,863 and approximately $1.8 million, respectively.

For the six months ended June 30, 2024, the net cash used was principally on account of the net loss of approximately $5.5 million less non-cash charge for the impairment of the patent portfolio of approximately $3.1 million, depreciation and amortization of $ 396,235, share-based compensation of $247,004, debt discount amortization of $57,727, accrued PIK Interest of $150,748 increase in accounts receivable of $187,8 partially offset by decreases in accounts payable of $ 822,349.

For the six months ended June 30, 2023, the net cash used was principally on account of the net loss of $5,279,266 less share-based compensation of $307,734, debt discount amortization $321,247, accrued P-I-K interest $126,252 and depreciation, bad debt expense $106,960, deferred offering cost write-off of $848,531 and amortization $99,102, decrease in accounts receivable of $1,759,025 and an increase in prepaid expenses $87,497, partially offset by decrease in accounts payable of $192,254.

Net cash provided by financing activities for the six months ended June 30, 2024 and June 30, 2023, were $1,450,000 and $2,170,000, respectively. For the six months ended June 30, 2024, proceeds from the sales convertible notes payable and payables to shareholder-founders were approximately $1.3 million and $198,000, respectively, partially offset by the repayment of shareholder-founders of $48,000. For the six months ended June 30, 2023, the net cash provided by financing activities was from sales of convertible notes payable of $2,170,000.

Management must evaluate whether there are conditions or events considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Based upon the factors as discussed above, substantial doubt exists regarding the Company’s ability to continue as a going concern through twelve months from the issuance date of these the financial statements. Management has taken certain steps and is prepared to take additional steps as deemed necessary to reduce its cash burn by curtailing certain aspects of its existing operations or limiting its expansion activities. The financial statements for the period ended June 30, 2024, do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The Company is also subject to certain business risks, including dependence on key employees, competition, market acceptance of the Company’s platform, ability to source demand from buyers of advertising inventory and dependence on growth to achieve its business plan.

During the six-month period ended June 30, 2024 the Company sold convertible notes payable:

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

Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of June 30, 2024, material weaknesses exist in the Company’s internal control over financial reporting and disclosures. These weaknesses are that the Company was unable to provide a timely financial reporting package in connection with the year end audits and quarterly reviews. In addition, the Company identified material weaknesses in the revenue recognition process, expense reimbursement controls as well as errors over financial reporting which required the Company to restate its condensed statement of cashflows for the periods ended March 31, 2023, and its prior years financial statements. These errors related to material adjustments over the Company’s accounting of deferred offering cost, debt discount, share-based payment awards and related disclosures. This was primarily the results of the Company’s lack of documentation of internal control in place, limited accounting personnel and lack of segregation of duties. Because of continued material weaknesses in our internal control over the completeness of contract recording and accounting personnel that lack experiences in SEC reporting regulation. Additionally, for the year ended December 31, 2023, there were material weaknesses identified in the Company’s Information Technology General Controls (“ITGCs”). The control deficiencies identified were over the design of internal controls surrounding user access security, and change management for the Company’s internally developed applications and external financial-based software used by the Company. These deficiencies were in regards to user access provisioning, terminations, user access review, change management, segregation of duties of developers and migrators. The Company’s ITGCs were not designed and not operating effectively to ensure (i) appropriate segregation of duties were in place to perform program changes and (ii) activities of individuals with access to modify data and make program changes not being appropriately monitored.  These control deficiencies aggregated to a Material Weakness for Information Technology General Controls for absence and limited or no presence of compensating IT Controls that mitigate the risk associated with the IT deficiencies. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

Changes in Internal Controls over Financial Reporting

During the past year, the Company has made the following changes to improve the internal control over financial reporting and safeguarding of assets. The Company’s controller resigned in December, 2022 and a new controller was hired in January of 2023. The Company instituted new approval policies for expense and payment approvals. Payment procedures now include segregation of duties, we established separation of duties for cash payments; all payments require three approvals. Our travel and entertainment reimbursement (revisions of previous policies) policies have been revised. Additionally, we reviewed payments to contractors to ensure proper tax reporting and hiring practices. We reinforced policies regarding board approval over material contracts. And we will be retaining experienced accounting resources that have experience in SEC reporting regulation after the financing event is completed.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There is a pending suit in the Southern District of New York instituted by plaintiffs who are shareholders of NYIAX alleging claims of violation of securities law, common law fraud and negligence. The Investors are seeking compensatory damages of $1,277,500 in addition to punitive damages, interest and attorney’s fees. NYIAX intends to vigorously dispute and defend against each and every claim by all of the plaintiffs.

Item 1A. Risk Factors

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

For the six-months ended June 30, 2024, the Company’s operations lost approximately $2.7 million of which approximately $772,000 were non-cash expenses. For the years ended December 31, 2023 and 2022, the Company’s operations lost approximately $8.7 million and $11.1 million, respectively, of which approximately $2.8 million and $4.1 million, respectively, were non-cash expenses, net.

To enable the Company to meet immediate capital requirements until longer term requirements can be met, through February 14, 2025 the Company sold approximately $1.3 million of the 2024A Convertible Note Payable approximately $0.9 million of the 2024B Convertible Note Payable and $0.2 million of the 2025A Convertible Note Payable and all management have accepted salary deferrals.

The Company generated negative cash flows from operations of approximately $910,000 for the six-months ended June 30, 2024. The Company generated negative cash used in operating activities of approximately $3.3 million for the year ended December 31, 2023 and generated negative cash used in operating activities of approximately $5.3 million for the year ended December 31, 2022. Historically, the Company’s liquidity needs have been met by the sale of convertible notes payable, common shares, and the issuance of common shares through the exercise of warrants.

As of June 30, 2024, NYIAX had total current assets of approximately $705,644, of which approximately $595,151 was cash and total current liabilities of approximately $9.0 million, of which approximately $3.2 million were convertible notes payable, accrued interest, and Payables to shareholder-founders, all payable-in-kind of the Company’s shares. As of December 31, 2023, NYIAX had total current assets of approximately $323,000, of which approximately $55,000 was cash and total current liabilities of approximately $7.9 million, of which approximately $2.4 million was convertible notes payable, accrued interest, and payables to shareholder-founders, all payable-in-kind of the Company’s shares.

We have incurred net losses and experienced net cash outflows from operating activities. If we do not effectively manage our cash and other liquid financial assets, execute our plan to increase profitability and obtain additional financing, we may not be able to satisfy repayment requirements on our obligations.

We have historically incurred operating losses, experienced cash outflows from operations and we have accumulated deficit. Our net loss was approximately $5.5 million, including a non-cash charge of $3.1 million for the impairment of our patent portfolio, for the six-month period ending June 30, 2024, and approximately $8.7 million for the year ended December 31, 2023, $11.1 million for the year ended December 31, 2022, $13.5 million for the year ended December 31, 2021, and $6.2 million for the year ended December 31, 2020.

As of June 30, 2024, the Company had negative working capital of approximately $8.3 million, including approximately $3.2 million were convertible notes payable, accrued interest, and note payable, stockholder, all payable-in-kind of the Company’s shares.

As of December 31, 2023, the Company had negative working capital of approximately $7.6 million including approximately $2.4 million were convertible notes payable, accrued interest, and note payable, stockholder, all payable-in-kind of the Company’s shares.

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

Our business is vulnerable to damage or interruption from pandemics, earthquakes, flooding, fire, power outages, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins, and similar events A significant natural disaster could have a material adverse effect on our business, results of operations, and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur.

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

As of June 30, 2024, 3 Media Buyers represented 30%, 29% and 22% of accounts receivable. For the six months ended June 30, 2024, 4 customers represented 37%, 28%, 18% and 10% of revenue, net. As of June 30, 2024, two Media Sellers represented 81% and 10% of accounts payable.

As of December 31, 2023, three Media Buyer represented 34%, 25% and 18% of accounts receivable. As of December 31, 2023, two Media Sellers represented 80% and 10% of accounts payable.

For the six months ended June 30, 2023, two customers represented 50% and 11% of revenue, net. As of June 30, 2023, two Media Buyers represented 36% and 25% of accounts receivable. As of June 30, 2023, two Media Sellers represented 80% and 10% of accounts payable.

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

In addition, our revenue from quarter to quarter has decreased for quarters ended March 31, 2022, June 30, 2022, September 30, 2022, March 31, 2023, and June 30, 2023, and increased for the quarters ended December 31, 2022, September 30, 2023, December 31, 2023, March 31, 2024 and June 30,2024 as follows:

Quarterly Revenue
Quarter Ending March 31, 2022	$485,065
Quarter Ending June 30, 2022	339,423
Quarter Ending September 30, 2022	124,987
Quarter Ending December 31, 2022	374,830
Year Ending December 31, 2022	$1,324,305

Quarter Ending March 31, 2023	$138,037
Quarter Ending June 30, 2023	88,978
Quarter Ending September 30, 2023	97,820
Quarter Ending December 31, 2023	331,266
Year Ending December 31, 2023	$656,101

Quarter Ending March 31, 2024	$81,544
Quarter Ending June 30, 2024	$83,310

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

Our relationship with NASDAQ commits the Company to make annual and revenue sharing payments to the Nasdaq.

We have entered into commercial agreements with Nasdaq for services related to our platform. Our commercial relationship with Nasdaq requires the Company to make annual and revenue sharing payments to the Nasdaq which the Company has not made on a timely a basis. The Company and Nasdaq have negotiated an amended payment schedule. If the Company is unable to meet its commitments in the future, the Nasdaq may terminate the relationship which would have a material adverse effect on the Company.

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

As of June 30, 2024, our officers and directors will own approximately 15.5%, Network Foundation Technologies, LLC owns approximately 12.8%, Suwyn Investments, LLC owns approximately 7.1%, and Graham Mosley owns approximately 5.7% of our 15,690,719 outstanding voting shares.

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

Our stockholders will experience additional dilution due to the 2023B Convertible Note Offering and the 2024 Convertible Note Payable.

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

Our management will have broad discretion in the use of the net proceeds from the 2023A Convertible Note Offering and the 2023B Convertible Note Offering, the 2024A Convertible Note Offering 2025A Convertible Note Offering and the 2024B Convertible Note Offering.

Our management will have broad discretion in the application of the net proceeds from the convertible notes offerings and you will not have the opportunity as part of your investment decision to assess whether such proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of our existing cash and the net proceeds from the convertible notes offerings, their ultimate use may vary substantially from their currently intended use. Our management might not apply our existing cash and the net proceeds from convertible notes offerings in ways that ultimately increase the value of your investment. The failure by our management to apply these funds effectively could harm our business. If we do not apply the net proceeds from the convertible notes offerings in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the past two fiscal years, the Company made sales of the following unregistered securities:

2023B Convertible Note Payable

On April 3, 2023, the Company commenced a Convertible Notes Offering (“2023B Convertible Note Payable”) pursuant to which it will offer up to $2,000,000 of convertible notes.

Under the amended terms of the 2023B Convertible Notes offered in the convertible notes:

●	For approximately 86% of the outstanding principal and interest of the 2023B Convertible Note Payable, the conversion price is four dollars ($4.00) per share and in the event that the Company has not received an effective order from the SEC on its registration statement by February 14, 2024, the outstanding principal of the 2023B Convertible Note Payable shall automatically be converted into common stock of the Company at $2.00 per share. For approximately 14% of the outstanding principal and interest of the 2023B Convertible Note Payable the conversion price is two dollars ($2.00) per share.

●	The annual rate of return is twelve percent (12.0%) per annum, which shall be paid as a Payment-in-Kind in the Company’s common stock valued at two dollars ($2.00) per share.

●	Warrants (the “Warrants”) were issued at a rate of two and one half warrants issued for every $10 of Notes purchased with an exercise price of four dollars ($4.00) and two and one half warrants issued for every $10 of Notes purchased with an exercise price of two dollars ($2.00). Each Warrant shall be exercisable for a period of five (5) year. $1,970,000 of 2023B Convertible Note Payable were sold.

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

From November 27, 2023 through December 11, 2023, the Company sold $263,500 of convertible notes to certain shareholder-founders. These convertible notes payables to certain shareholder-founders of $263,500 plus interest automatically converted to 41,144 common shares during the three-month period ending March 31, 2024 at a share price of $4.00 per share.

During the six-month period ended June 30, 2024, the Company sold $198,000 of convertible notes to certain shareholder-founders, of which $48,000 was repaid. The $150,000 of convertible notes payable, plus interest at 4%, automatically converted to 37,747 common shares during the six-month period ending June 30, 2024 at a share price of $4.00 per share.

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