Form 10-Q
period 2024-09-30
NYIAX, INC.
filed 2025-02-19
CIK 1679379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of February 14, 2025, there were 16,313,302 shares outstanding of the registrant’s common stock, par value $0.0001 per share.

Table of Contents

Page
PART I- FINANCIAL INFORMATION	1
Item 1:	1
Condensed Financial Statements for the Nine Months Ended September 30, 2024 (unaudited) and Year Ended December 31, 2023	1
Condensed Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	2
Condensed Statements of Operations for the three and nine-month period ended September 30, 2024 (unaudited) and September 30, 2023 (unaudited)	3
Condensed Statements of Shareholders’ (Deficit) Equity for the three and nine-month periods ended September 30, 2024 (unaudited) and September 30, 2023 (unaudited)	4
Condensed Statements of Cash Flows for the nine-month period ended September 30, 2024 (unaudited) and September 30, 2023 (unaudited)	5
Notes to Condensed Financial Statements (unaudited)	6
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3: Quantitative and Qualitative Disclosures About Market Risk	33
Item 4: Controls and Procedures	33
PART II - OTHER INFORMATION	34
Item 1: Legal Proceedings	34
Item 1A: Risk Factors	34
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	51
Item 3: Defaults Upon Senior Securities	52
Item 4: Mine Safety Disclosures	52
Item 5: Other Information	52
Item 6: Exhibits	53
SIGNATURES	54

i

part I – FINANCIAL INFORMATION

Item 1. Financial Statements

NYIAX, Inc.
Condensed Balance Sheets

As of September 30, 2024 and December 31, 2023

	September 30, 2024	December 31, 2023
Assets	(Unaudited)
Cash	$294,054	$55,014
Accounts receivable, net	72,668	262,588
Other current assets	21,315	5,000
Total current assets	$388,037	$322,602

Capitalized software development costs, net	$49,134	$196,572
Patents, net	-	3,404,958
Property, plant and equipment, net	1,566	2,196
Operating lease right-of-use asset	-	244,451
Security deposit	-	74,068
Total assets	$438,737	$4,244,847

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable and accrued expenses	$6,097,442	$5,327,206
Convertible notes payable, net of deferred debt discounts ($527,152 as of September 30, 2024 and as of $0 December 31, 2023, respectively)	3,142,848	1,970,000
Accrued Payment-In-Kind Interest	390,709	146,655
Operating lease obligations, current portion	-	175,585
Payables to shareholder-founders	100,500	264,000
Total current liabilities	$9,731,497	$7,883,446

Long-term liabilities
Operating lease obligations, net of current portion	$-	$92,800
Total long-term liabilities	-	$92,800
Total liabilities	$9,731,499	$7,976,246

COMMITMENTS AND CONTINGENCIES

Shareholders’ equity (deficit)
Preferred shares: 10,000,000 authorized, 0 outstanding, par value $0.0001 per share	$-	$-
Common stock $0.0001 par value, 125,000,000 common shares authorized; 15,690,719 and 15,611,827 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	1,571	1,562
Additional Paid in Capital	59,230,922	58,244,754
Accumulated deficit	(68,525,255)	(61,977,715)
Total shareholders’ (deficit) equity	$(9,292,762)	$(3,731,399)
Total liabilities and shareholders’ (deficit) equity	$438,737	$4,244,847

The accompanying notes are an integral part of these unaudited condensed financial statements.

NYIAX, Inc.
Condensed Statements of Operations

For the three- and nine-month periods ended September 30, 2024 and 2023

(unaudited)

	Three-Months Ended		Nine-Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Revenue, Net	$77,245	$97,820	$242,100	$324,835
Cost of Sales	141,115	159,440	451,683	550,084
Gross Margin	$(63,870)	$(61,620)	$(209,583)	$(225,249)
Operating expenses		-
Technology and development	$73,421	$299,007	$398,467	$986,669
Selling, general and administrative	1,055,937	1,048,353	2,869,642	4,356,987
Deferred offering cost write-off	-	354,962	-	1,026,012
Founders & Employees Deferral Forfeiture	-	(367,803)	(353,296)	(367,803)
Impairment of Patent Portfolio	2,512,396		2,512,396
Depreciation and amortization	297,731	297,824	893,193	298,635
Total operating expenses	$3,939,485	$1,632,343	$6,320,402	$6,300,500
Loss from operations	$(4,003,355)	$(1,693,963)	$(6,529,985)	$(6,525,749)
Other (income) expenses
Interest expense	$161,291	$452,009	$370,040	$899,489
Total other (income) expenses	$161,291	$452,009	$370,040	$899,489
Loss before provision for income taxes	$(4,164,646)	$(2,145,972)	$(6,900,025)	$(7,425,238)
Net loss	$(4,164,646)	$(2,145,972)	$(6,900,025)	$(7,425,238)
Net loss per share – basic and diluted	$(0.27)	$(0.14)	$(0.44)	$(0.53)
Weighted Average O/S Shares-basic and diluted	15,690,719	15,410,961	15,675,388	14,043,190

The accompanying notes are an integral part of these unaudited condensed financial statements.

NYIAX, Inc
Condensed Statements of Shareholders’ Equity (Deficit)

As of September 30, 2024 and 2023

(unaudited)

	Common Stock		Additional
	Shares Outstanding	Amount	Paid in Capital	Accumulated Deficit	Total
Balance - January 1, 2024	15,611,827	$1,562	$58,244,754	$(61,977,715)	$(3,731,399)
Cumulative effect of adopting ASU 2020-06			$(352,486)	$352,486	$-
Share-based compensation			123,502		$123,502
Conversion of Shareholder Notes & Accrued Interest	73,607	8	294,416		$294,424
Deferred debt discount on 2024 convertible notes payable			190,805		$190,805
Net Loss				(1,375,794)	$(1,375,794)
Balance - March 31, 2024	15,685,434	$1,570	$58,500,991	$(63,001,023)	$(4,498,462)
Share-based compensation			$123,502		$123,502
Conversion of Shareholder Notes & Accrued Interest	5,285	$1	21,137		21,138
Deferred debt discount on 2024 convertible notes payable			306,498		306,498
Net Loss				$(1,359,586)	(1,359,586)
Balance - June 30, 2024	15,690,719	$1,571	$58,952,128	$(64,360,609)	$(5,406,910)
Share-based compensation			$125,187		$125,187
Deferred debt discount on 2024 convertible notes payable			153,607		153,607
Net Loss				$(4,164,646)	(4,164,646)
Balance - September 30, 2024	15,690,719	$1,571	$59,230,922	$(68,525,255)	$(9,292,762)

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc
Condensed Statements of Shareholders’ Equity (Deficit)

As of September 30, 2024 and 2023

(unaudited)

	Common Stock		Additional
	Shares Outstanding	Amount	Paid in Capital	Accumulated Deficit	Total
Balance - January 1, 2023	12,370,002	$1,237	$50,023,446	$(53,252,852)	$(3,228,169)
Share-based compensation	-	-	$125,635	-	$125,635
Issuance of common stock pursuant to restricted stock awards (share-based compensation), net of forfeiture	(250,000)	$(25)	32,657		32,632
Conversion of Convertible Notes	1,441,497	144	2,719,198		2,719,342
Deferred debt discount on 2023 convertible notes payable			16,000		16,000
Net Loss				$(2,987,985)	(2,987,985)
Balance - March 31, 2023	13,561,499	$1,356	$52,916,936	$(56,240,837)	$(3,322,545)
Share-based compensation	-	-	149,467	-	149,467
Deferred debt discount on 2023 convertible notes payable			704,975		704,975
Net Loss				(2,291,283)	(2,291,283)
Balance - June 30, 2023	13,561,499	$1,356	$53,771,378	$(58,532,120)	$(4,759,386)
Share-based compensation	-	-	$136,133	-	$136,133
Issuance of common stock for patents acquisition	2,000,000	200	3,999,800		4,000,000
Net Loss				$(2,145,972)	(2,145,972)
Balance - September 30, 2023	15,561,499	$1,556	$57,907,311	$(60,678,092)	$(2,769,225)

The accompanying notes are an integral part of these condensed financial statements.

NYIAX, Inc.
Condensed Statements of Cash Flows

For the nine-month period ended September 30, 2024 and 2023

(unaudited)

	September 30,	September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(6,900,025)	$(7,425,238)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,040,631	$446,071
Operating lease right-of-use asset	(23,934)	(8,008)
Accrued PIK Interest	246,115	185,839
Debt discount amortization	123,760	713,680
Share-based compensation	372,191	443,868
Credit Losses	-	106,960
Forfeiture of Deferred Compensation	(353,296)	(367,803)
Impairment of Patent Portfolio	2,512,396
Deferred offering cost write-off, net		1,026,012
Change in operating assets and liabilities:
Accounts receivable	189,918	1,760,827
Prepaid expense	(16,315)	85,997
Security Deposit	74,068	-
Accounts payable and accrued expenses	1,123,531	238,244
Net cash used in operating activities	$(1,610,960)	$(2,793,551)

Cash flows from financing activities
Proceeds from convertible notes payable, net of cash discount	$1,700,000	$2,170,000
Proceeds from payables to shareholder-founders	198,000	-
Repayment of payables to shareholder-founders	(48,000)	-
Net cash provided by financing activities	$1,850,000	$2,170,000

Net increase (decrease) in cash and cash equivalents	$239,040	$(623,551)

Cash and cash equivalents - Beginning of period	$55,014	$792,337

Cash and cash equivalents - End of period	$294,054	$168,786

Supplemental disclosures of non-cash flow investing and financing activities:
Deferred debt discount on convertible note payable	$650,912	$720,975
Conversion of convertible notes payable and accrued interest to common shares	$-	$2,719,342
Conversion of payables to shareholder-founders & accrued interest	$315,561	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

NYIAX, Inc.
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
For the nine months period ended September, 2024 (unaudited)

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

For the nine months ended September 30, 2024, the Company lost approximately $6.9 million, including approximately $2.5 million from the impairment of the Patent Portfolio and approximately $1.4 million of other non-cash expenses, net.

The Company generated negative cash flows from operations of $1,610,960 for the nine-month period ended September 30, 2024. Historically, the Company’s liquidity needs have been met by the sale of common shares, the issuance of common shares through the exercise of warrants, and sale convertible note payable.

As of September 30, 2024, NYIAX had total current assets of $388,037, of which $294,054 was cash and total current liabilities of approximately $9.7 million, of which approximately $3.6 million convertible notes payable, accrued interest, and payables to shareholder-founders.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by US GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period from January 1, 2024 through September 30, 2024 are not necessarily indicative of the results that may be expected through December 31, 2024.

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

The Company considers all highly liquid investments with an original maturity of three months or less when purchased, to be cash equivalents. There were no cash equivalents at September 30, 2024 and December 31, 2023.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The amount in excess of the FDIC insurance as of September 30, 2024, was approximately $44,000. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

Concentrations of Risk

As of September 30, 2024, 5 Media Buyers represented 30%, 19%, 16%, 13%, and 11% of accounts receivable. For the nine months ended September 30, 2024, 4 customers represented 31%, 26%, 14%, and 14% of revenue, net. As of September 30, 2024, one Media Seller represented 82% of media accounts payable.

As of December 31, 2023, three Media Buyers represented 34%, 25% and 18% of accounts receivable. For the 12 months ended December 31, 2023, 2 customers represented 46% and 14% of revenue, net. As of December 31, 2023, two Media Sellers represented 80% and 10% of accounts payable.

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

The Company performs ongoing credit evaluation. The allowance for allowance for expected credit losses is determined based on historical collection experience and the review in each period of the status of the then-outstanding accounts receivable, while taking into consideration current client information, subsequent collection history and other relevant data. The Company reviews the allowance for expected credit losses on a quarterly basis. For the nine-month period ended September 30, 2024 the Company had no allowance for expected credit losses and no direct write-offs of accounts receivable. For the year ended December 31, 2023, the Company had an allowance for expected credit losses of $106,960 and no direct write-offs of accounts receivable.

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

Certain long-lived assets including capitalized software development costs are also subject to measurement at fair value on a non-recurring basis if they are deemed to be impaired as a result of an impairment review. For the three-month period ended September 30, 2024 and the year ended December 31, 2023, no impairments were recorded on those assets.

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

Income Taxes

The Company records income tax expense in accordance with ASC – 740 Income Taxes, as amended mandating how uncertain tax positions should be recognized, measured, presented, and disclosed in the financial statements. The standards require the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be realized. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period. The Company has analyzed its tax positions and has concluded that as of September 30, 2024 and December 31, 2023, no uncertain positions are taken or are expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements.

The Company’s policy is to record interest expense and penalties pertaining to income taxes in operating expenses. For the nine-month period ended September 30, 2024 and the year ended December 31, 2023, there were no interest and penalties expenses recorded and no accrued interest and penalties.

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

As of September 30, 2024, the Company excluded the common stock equivalents summarized below, which entitle the holders thereof to ultimately acquire shares of common stock, from its calculation of earnings per share, as their effect would have been anti-dilutive.

September 30, 2024
Equity Incentive Plans	1,941,521
Common Stock Issuable Upon Conversion of Convertible Notes, including PIK Interest	1,816,104
Selling Agent and Advisor Warrants	23,538
Warrants Issued with Common Stock Offerings	932,374
Warrants Issued with Convertible Notes Offerings	1,883,400
6,596,937

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

Note 3 — Impairment of Patent Portfolio

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

The Company exerted significant effort from July 8, 2023 through December 26, 2024, on a public offering to raise the capital required to fund the initial investment needed to develop the Patent Portfolio. Through September 30, 2024, the Company was able to raise only $1.7 million, most of which was used by the Company for working capital to fund its core operating costs. This level of funding was insufficient, and did not provide funding for the commercialization of the Patent Portfolio and Company’s other operating costs.

The Company’s board of directors determined to abandon the project to develop the patent portfolio, as the Company has been unable to raise the capital required to fund the development of the Patent Portfolio and the Company’s significantly impaired ability to commercialize and monetize the developed patents, due to now shortened timelines available to both raise the capital and to develop the Patent Portfolio before the underlying patents expire. As such, the project to develop the Patent Portfolio into the new products was immediately terminated. In connection with the project termination, the Company determined to fully write off the unamortized book value of the Patent Portfolio as of the same date. Accordingly, on September 30, 2024, the Company recorded a charge of $2,512,6 to record the full impairment of the Patent Portfolio.

Note 4 — Commitments

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

Ms. Gallo was to be granted restricted stock units with a grant date cash equivalent value of $100,000, vesting 50% after nine (6) months from the July 19, 2024, and the remaining 50% vesting after one year from the January 19, 2025.

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

Note 5 — Shareholders’ Equity

On September 30, 2024 and December 31, 2023 the authorized capital stock of 135,000,000 shares consisting of 125,000,000 shares of common stock and 10,000,000 shares of preferred stock each with a par value of $0.0001 with 15,690,719 and 15,611,827 common shares issued and outstanding, respectively. No preferred stock has been issued.

During the nine-month period ended September 30, 2024, $315,561 of payables to shareholder-founders pursuant to convertible notes, including interest, were converted to 78,892 common shares.

For the periods ended September 30, 2024 and 2023, the Company recorded share based compensation as follows:

	Three-Month Period		Nine-Month Period
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Shared-Based Compensation:
Cost of Sales	453	5,288	11,029	17,455
Technology and development	17,734	13,386	44,506	40,158
Sales, general and administrative	106,999	117,460	316,655	386,255
Total	125,186	136,134	372,190	443,868

Note 6 — Convertible Notes Payable

Issuance of 2024A Convertible Note Payable

The Company has closed on approximately $1.3 million in the 2024A Convertible Note Payable offering and the offering has closed.

In March 2024, Company offered (the “2024A Convertible Note Payable” offering) for sale up to $1,200,000 of its Units which may be increased to $2,000,000 by the Company, with each unit consisting of (i) a 10% unsecured convertible promissory note (each, a “Note”); and (ii) such number of common stock purchase warrants as shall be equal to fifty thousand (50,000) warrants for each $100,000 principal amount of Notes subscribed for in this Offering.

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

The fair value of the warrants was determined using the Black-Scholes model, with as provided below:

●	Term — five years

●	Risk-free Interest Rate — 4.2% to 4.7%

●	Dividend Rate - 0

●	Volatility 71.2%

Issuance of 2024B Convertible Note Payable

As of September 30, 2024, the Company has closed on approximately $0.4 million in the 2024B Convertible Note Payable offering and the offering has closed.

In March 2024, Company offered (the “4B Convertible Note Payable” offering) for sale up to $1,200,000 of its Units which may be increased to $2,000,000 by the Company, with each unit consisting of (i) a 10% unsecured convertible promissory note (each, a “Note”); and (ii) such number of common stock purchase warrants as shall be equal to fifty thousand (50,000) warrants for each $100,000 principal amount of Notes subscribed for in this Offering.

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

The fair value of the warrants was determined using the Black-Scholes model, with as provided below:

●	Term — five years

●	Risk-free Interest Rate - 3.6% and 3.7%

●	Dividend Rate - 0

●	Volatility - 73.5% and 72.7%

The following table illustrates the value of the convertible note payable as of September 30, 2024

2023B Convertible Notes balance December 31, 2023	$1,970,000
2024A Convertible Notes Payable Issued	1,300,000
2024B Convertible Notes Payable Issued	400,000
$3,670,000
Deferred debt discount, representing the relative fair value of the warrants issued in connection with the notes	(1,355,887)
Amortization of debt discount for nine-month period ending September 30, 2024	828,735
Convertible Notes Payable, net at September 30, 2024	$3,142,848

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

Note 7 — Lease Termination

Effective April 16, 2024, the Company’s operating sub-lease for office space at 180 Maiden Lane, New York, NY 10005 that commenced on November 1, 2021 was terminated.

Note 8 — Related Party Transactions

Payables to Shareholder-Founders

At September 30, 2024 certain shareholder-founders loaned the Company $100,500

$100,500 debt for reimbursement of certain expenses from 2016. On October 30, 2023, the Company entered into an agreement with shareholder-founders whereby the debt converts to 25,124 shares immediately upon pricing of the Company’s initial public offering.

During the nine-month period ended September 30, 2024 certain shareholder-founders loaned the Company $198,000 in the form of convertible notes ($150,000) and an advance. These convertible notes payables to certain shareholder-founders plus interest automatically convert to common shares upon the completion of a financing event or within two (2) months from the date of the convertible notes at a share price of $4.00 per share. The advance, plus interest at 4% per annum was repaid on April 10, 2024.

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

Forfeiture of Deferred Compensation

As of September 30, 2024, in connection with the closing of the Company’s IPO and cash flows, certain NYIAX founders, owners, officers and employees agreed to defer $353,296 of compensation amounts, including payroll taxes, owed by NYIAX. The deferred compensation arose from a salary deferral program where each founder agreed to defer a portion of their contractual salary or contractor fees. This forfeiture represents a permanent waiver of rights to this deferred compensation.

This event was recorded as a contra-expense to selling, general and administrative expenses and a debit to accrued compensation.

Conversion of Notes

During the nine-month period ended September 30, 2024, $315,561 of payables to shareholder-founders pursuant to convertible notes, including interest, were converted to 78,892 common shares.

Note 9 — Litigation and Contingencies

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

Note10 — Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in our Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-Q and in Form 10-K for the fiscal year ended December 31, 2023. This discussion contains forward-looking statements that involve risks and uncertainties. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions, are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements, except as required by law. Additionally, we report our financial results in accordance with GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure (the “Non-GAAP Measure”), provides investors with additional useful information in evaluating our performance. When used herein, unless the context requires otherwise, references to the “Company,” “we,” “our” and “us” refer to NYIAX, Inc.

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

In 2020 and 2019, to scale the NYIAX platform in a commercial environment with publishers and advertising agencies, NYIAX Media Sellers substantially reduced transaction fees. In 2019 and 2020 NYIAX had a single Media Buyer and a single Media Seller for a single campaign. The platform was being used by these customers and NYIAX. This campaign concluded on December 31, 2020.

In the first quarter of 2021, NYIAX reviewed its offering and marketing programs, launched a sales process, and hired a sales team.

The sales team was built in 2021 and subsequently reduced in 2022 due to capital concerns.

In 2023 and 2024, the sales team was minimal. As of the date herein, the Company has added two people to the sales team and one has resigned.

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

Management’s Plans

NYIAX management’s plans for developing operations and generating substantive revenues and gross margins will require the following:

1.	NYIAX has completed the development of the initial platform.

2.	The NYIAX sales team has been signing up Media Sellers and Media Buyers.

3.	NYIAX expects that based upon this plan that it would not be able to realize substantive revenues until approximately one year from a capital infusion.

4.	NYIAX recognizes that its business will require substantial scale in order to achieve profitability. The Company expects that there will be substantial sales, marketing and continued engineering and development costs to generate revenue and maintain the platform. As such, the Company will need to generate revenues at scale in order to become profitable. NYIAX is estimating that it would not be profitable until at least twelve months from investing into a substantial sales team. Current estimates reflect conditions the Company expects to exist, the course of action the Company expects to take, as the current estimates incorporate internal data, historical data, and financial models, all of which are unproven.

Results of Operations For Three Months Ended September 30, 2024 and 2023

The following table presents the Company’s comparable financial results between the three month periods ending September 30, 2024 and 2023:

	Three Months
	September 30,	September 30,
	2024	2023
	(unaudited)	(unaudited)
Revenue, Net	$77,245	$97,820
Cost of Sales	141,115	159,440
Gross Margin	$(63,870)	$(61,620)

Operating expenses
Technology and development	$73,421	$299,007
Selling, general and administrative	1,055,937	1,225,833
Patents write-off	2,512,396
Deferred offering cost write-off		177,481
Forfeiture of deferred compensation		(367,803)
Depreciation and amortization	297,730	297,824
Total operating expenses	$3,939,485	$1,632,343
Loss from operations	$(4,003,355)	$(1,693,963)
Other (income) expenses
Interest expense	$161,291	$452,009
Total other (income) expenses	$161,291	$452,009
Loss before provision for income taxes	$(4,164,646)	$(2,145,972)
Net loss	$(4,164,646)	$(2,145,972)
Net loss per share – basic and diluted	$(0.27)	$(0.14)
Weighted Average O/S Shares-basic and diluted	15,690,719	15,410,961

Net Revenue

For the three-month ended September 30, 2024, compared to the three-months ended September 30, 2023 net revenue decreased to $77,245 from $97,820, or by $20,575 (21%).

For the three-months ended September 30, 2024, the Company was compensated for the completion of 144 Media Contracts with average compensation of $536 per Media Contract. For the three-months ended September 30, 2023, the Company was compensated for the completion of 155 Media Contracts with average compensation of $631 per Media Contract. The decrease in the average compensation relates to the Company executing contracts at lower commission rates and lower total contract value. Publishers compensate the Company at variable rates; lower commission rates resulted from a mix of publishers with lower negotiated rates. The total contract values decreased from lack of activation of several contracts with certain publishers.

The following chart illustrates Media Contracts completed in each of the following quarters of 2024, 2023 and 2022 with related quarterly revenue and revenue per contract:

	Media Contracts Completed	Quarterly Revenue	Revenue / Media Contract
Quarter Ending March 31, 2022	134	$485,065	$3,620
Quarter Ending September 30, 2022	249	339,423	1,363
Quarter Ending September 30, 2022	417	124,987	300
Quarter Ending December 31, 2022	316	374,830	1,186
Year Ending December 31, 2022	1,116	$1,324,305	$1,187

Quarter Ending March 31, 2023	170	$138,037	$812
Quarter Ending June 30, 2023	163	88,977	546
Quarter Ending September 30, 2023	155	97,820	631
Quarter Ending December 31, 2023	202	331,266	1,640
Year Ending December 31, 2023	690	$656,100	$951

Quarter Ending March 31, 2024	137	$81,544	$595
Quarter Ending June 30, 2024	155	83,311	537
Quarter Ending September 30, 2024	144	77,245	536
Nine Months ending September 30, 2024	436	242,100	555

Obtaining new Media Contracts is dependent on several factors, including on our new business development (sales and representatives) team, which headcount has decreased from 13 at March 31, 2022  to one at September 30, 2024. The Company appointed a new Company’s Chief Executive Officer on January 19, 2024. With the recent appointment of our new Chief Executive Officer, the Interim Chief Executive Officer position previously held by Mr. Hogan has been eliminated, as planned. The Interim Chief Executive Officer concentrated on business development and was classified as part of the Business Development headcount shown in the table below. During the first quarter of 2024, the New Company Chief Executive Officer spent significant time on capital raising and IPO matters and was not classified as a Business Development headcount below.

The following table compares the business development headcount at quarter-end and the Company’s quarterly revenue.

	Quarterly Revenue	Business Development Headcount at Quarter-End
31-Mar-22	485,065	13
30-Jun-22	339,423	7
30-Sep-22	124,987	3
31-Dec-22	374,830	3
31-Mar-23	138,037	2
30-Jun-23	88,978	2
30-Sep-23	97,820	2
31-Dec-23	331,266	2
31-Mar-24	81,544	1
30-Jun-24	83,311	1
30-Sep-24	77,245	1

Technology and Development

For the three-months ended September 30, 2024, compared to the three-months ended September 30, 2023, technology and Development decreased to $73,421 from $299,007, or by $225,586 (75%). The Company’s technology and development decreased due to general expense reductions at the Company, including staffing reductions. During the period, the Company suspended platform development.

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

Selling General and Administrative

For the three months ended September 30, 2024, compared to the three-months ended September 30, 2023, selling general and administrative costs decreased to $1,055,937 from $1,225,833, or by $169,896, (14%).

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

Forfeiture of Deferred Compensation

During the three-month period ended September, 2023, in connection with the Company’s attempted initial public offering, certain NYIAX current and former officers, agreed to forfeit $367,803 of deferred compensation amounts owed by NYIAX, including payroll taxes.  The deferred compensation arose from a salary deferral program where each founder agreed to defer a portion of their contractual salary or contractor fees. This forfeiture represents a permanent waiver of rights to this deferred compensation. For the year ended December 31, 2023 certain NYIAX founders, owners, officers and employees agreed to forfeit $769,839 of deferred compensation amounts, including payroll taxes, owed by NYIAX.

Depreciation and Amortization

For the three-months ended September 30, 2024, compared to the three-months ended September 30, 2023 depreciation and amortization decreased to $297,731 to $297,825.

Amortization capitalized software costs of approximately $49,000 for the three -months ended September 30, 2024 and 2023 were classified as cost of sales.

Share-Based Compensation

For the three-months ended September 30, 2024, compared to September 30, 2023 share-based compensation decreased to $125,186 from $136,134, or by $10,948 due to full vesting of certain awards.

For the three-months ended September 30, 2024 and September 30, 2023, the Company classified the share-based compensation expenses on the statement of operation as follows:

	Three-Month Period
	September 30, 2024	September 30, 2023
Shared-Based Compensation:
Cost of Sales	$453	$5,288
Technology and development	17,734	13,386
Sales, general and administrative	106,999	117,460
Total	$125,186	$136,134

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

Interest and Debt Expense, net

For the three-months ended September 30, 2024, compared to the three-months ended September 30, 2023, interest and debt expense, net decreased to $161,291 from $452,009, a decrease of $290,718. The decrease is primarily interest expense related to the convertible notes payable being converted to shares in 2024, partially offset by other issuances.

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

For the three-months ended September 30, 2024 and the three-months ended September 30, 2023, NYIAX did not have any income for tax purposes and therefore, no current tax liability or expense has been recorded in these financial statements.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP:

	For the	For the
	Three-Month	Three-Month
	Period Ended	Period Ended
	September 30,	September 30,
	2024	2023
Net Loss	$(4,164,646)	(2,145,972)
Reconciliation of Adjusted EBITDA Loss to Net Loss:
Depreciation and amortization	(297,731)	(297,825)
Forfeiture of Deferred Compensation	-	367,803
Impairment of Patent Portfolio	(2,512,396)
Share-based compensation	(125,186)	(136,134)
Deferred offering cost write-off		177,481
Interest expense	(161,291)	(452,009)
Total Adjustments of EBITDA Loss to Net Loss	$(3,096,604)	$(695,464)
Adjusted EBITDA	$(1,068,042)	$(1,450,326)

Adjusted EBITDA

For the three-months ended September 30, 2024, compared to the three-months ended September 30, 2023, the adjusted EBITDA loss decreased to approximately $1.1 million from approximately $1.5 million. or approximately $0.4 million (26%). The decrease in adjusted EBITDA loss was attributed to (i) a decrease in sales and marketing staff with related expenses, (ii) administrative costs related to the Company going public, such as an annual audit, and the Company reducing expenses overall.

Results of Operations For Nine Months Ended September 30, 2024 and 2023

NYIAX, Inc.
Condensed Statements of Operations

	For the	For the
	Nine-Months	Nine-Months
	Ended	Ended
	September 30,	September 30,
	2024	2023
	(unaudited)	(unaudited)
Revenue, net	$242,100	$324,835
Cost of Sales	451,683	550,084
Gross Margin	$(209,583)	$(225,249)

Operating expenses
Technology and development	$398,467	$986,669
Selling, general and administrative	2,869,642	4,356,987
Deferred offering cost write-off	-	1,026,012
Forfeiture of deferred compensation	(353,296)	(367,803)
Impairment of Patent Portfolio	2,512,396	-
Depreciation and amortization	893,193	298,634
Total operating expenses	$6,320,402	$6,300,499
Loss from operations	$(6,529,985)	$(6,525,749)
Other (income) expenses
Interest expense	$370,040	$899,489
Total other (income) expenses	$370,040	$899,489
Loss before provision for income taxes	$(6,900,025)	$(7,425,238)
Net loss	$(6,900,025)	$(7,425,238)
Net loss per share – basic and diluted	$(0.44)	$(0.53)
Weighted Average O/S Shares-basic and diluted	15,675,388	14,043,190

Net Revenue

For the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, net revenue decreased to $242,100 from $324,835, or $82,735. The decrease in revenue is related primarily to a decreased new business development headcount pursuing business.

Technology and Development

For the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, technology and development decreased to $398,467 from $986,669, or $588,202. The Company’s technology and development decreased due to expense reductions at the Company, including limited staffing reductions and reduced support from outside vendors.

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

Selling General and Administrative

For the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, selling general and administrative decreased to $2,869,642 from $ 4,356,987, or $1,487,345 (34%) resulting from a company-wide effort to eliminate costs and less expenses pursing an IPO.

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

Depreciation and Amortization

For the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 depreciation and amortization was increased to $893,193 from $298,634, due to the amortization of the Patent Portfolio commenced in July 2023 upon the acquisition of the Patent Portfolio in July 2023.

Amortization capitalized software costs of $147,438 for the nine months ended September 30, 2024 and 2023 were classified as cost of sales.

Share-Based Compensation

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 share-based compensation decreased to $372,190 from $443,868, or $71,678 due to certain awards becoming fully vested.

For the nine-month periods ended September 30, 2024 and September 30,2023, the Company classified the share-based compensation expenses on the statement of operation as follows:

	Nine-Month Period
	September 30, 2024	September 30, 2023
Shared-Based Compensation:
Cost of Sales	$11,029	$17,455
Technology and development	44,506	40,158
Sales, general and administrative	316,655	386,255
Total	$372,190	$443,868

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

Interest and Debt Expense, net

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 interest and debt expense, net decreased to $ $370,040 from $899,489, a decrease of $529,449. The decrease was primarily related to the conversion of an older notes partially offset sale of new convertible notes.

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

For the nine months ended September 30, 2024 and the nine months ended September 30, 2023, NYIAX did not have any income for tax purposes and therefore, no current tax liability or expense has been recorded in these financial statements.

Non-GAAP Financial Measures

We report our financial results in accordance with GAAP. However, management believes that Adjusted EBITDA, a non-GAAP financial measure (the “Non-GAAP Measure”), provides investors with additional useful information in evaluating our performance.

We calculate Adjusted EBITDA as net loss, adjusted to exclude: (1) interest expense and debt expense, net, (2) depreciation and amortization, (3) share-based compensation expense, and (4) other one-time items, such as impairments.

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

The following table presents a reconciliation of Adjusted EBITDA to net loss, the most directly comparable financial measure stated in accordance with GAAP:

	Nine-Month Period
	September 30,	September 30,
	2024	2023
Net Loss	$(6,900,025)	$(7,425,238)
Reconciliation of Adjusted EBITDA Loss to Net Loss:
Depreciation and amortization	(893,193)	(298,634)
Deferred offering cost write-off	-	(1,026,012)
Forfeiture of deferred compensation	353,296	367,803
Impairment of Patent Portfolio	(2,512,396)
Share-based compensation	(372,190)	(443,868)
Interest expense	(370,040)	(899,489)
Total Adjustments of EBITDA Loss to Net Loss	$(3,794,523)	$(2,225,524)
Adjusted EBITDA	$(3,105,502)	$(5,196,714)

Adjusted EBITDA

For the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, the adjusted EBITDA loss decreased to approximately $3.1 million from approximately $5.2 million or approximately $2.1 million. The decrease in adjusted EBITDA loss was attributed to (i) a decrease in sales and marketing staff with related expenses, (ii) administrative costs related to the Company going public, such as an annual audit, and the Company reducing expenses overall.

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

For the nine months ended September 30, 2024, the Company s lost approximately $6.9 million, including of $2.5 million from the impairment of the Patent Portfolios.

The Company generated negative cash flows from operations of $1,610,960 for the nine-month period ended September 30, 2024. Historically, the Company’s liquidity needs have been met by the sale of common shares, the issuance of common shares through the exercise of warrants, and sale convertible note payable.

As of September 30, 2024, NYIAX had total current assets of $388,037, of which $294,054 was cash and total current liabilities of approximately $9.7 million, of which approximately $3.6 million convertible notes payable, accrued interest, and payables to shareholder-founders.

To enable the Company to meet immediate capital requirements until longer term requirements can be met, through February 14, 2025 the Company sold approximately $1.3 million of the 2024A Convertible Note Payable approximately $0.9 million of the 2024B Convertible Note Payable and $0.2 million of the 2025A Convertible Note Payable and all management have accepted salary deferrals.

For the nine months ended September 30, 2024 and September 30, 2023 net cash used in operating activities was approximately $1.6 million and approximately $2.8 million, respectively.

For the nine months ended September 30, 2024, the net cash used was principally on account of the net loss of approximately $6.9 million less patents write-off of $2,512,396, depreciation and amortization of $1,040,631, share-based compensation of $372,191, debt discount amortization of $123,760, accrued PIK Interest of $246,115, deferred compensation forfeiture of $353,296, decrease in accounts receivable of $189,918, and increases in accounts payable of $1,123,531.

For the nine months ended September 30, 2023, the net cash used was principally on account of the net loss of $7,425,238 less share-based compensation of $443,868, debt discount amortization $713,680, accrued PIK interest $185,839, depreciation and amortization of $446,071, bad debt expense $106,960, deferred offering cost write-off of $1,026,102, deferred compensation forfeiture of $367,803, decrease in accounts receivable of $1,760,827, decrease in prepaid expenses of $85,997, and increase in accounts payable of $238,244.

Net cash provided by financing activities for nine months ended September 30, 2024 and September 30, 2023, were $1,850,000 and $2,170,000, respectively. For the nine months ended September 30, 2024, proceeds from the sales convertible notes payable and payables to shareholder-founders were $1.7 million and $198,000, respectively, partially offset by the repayment of shareholder-founders of $48,000. For the nine months ended September 30, 2023, the net cash provided by financing activities was from sales of convertible notes payable of $2,170,000.

Management must evaluate whether there are conditions or events considered in the aggregate that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Based upon the factors as discussed above, substantial doubt exists regarding the Company’s ability to continue as a going concern through twelve months from the issuance date of these the financial statements. Management has taken certain steps and is prepared to take additional steps as deemed necessary to reduce its cash burn by curtailing certain aspects of its existing operations or limiting its expansion activities. The financial statements for the period ended September 30, 2024, do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The Company is also subject to certain business risks, including dependence on key employees, competition, market acceptance of the Company’s platform, ability to source demand from buyers of advertising inventory and dependence on growth to achieve its business plan.

During the nine-month period ended September 30, 2024 the Company sold convertible notes payable:

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

For the nine months ended September 30, 2024, the Company s lost approximately $6.9 million, including $2.5 million from the impairment of the Patent Portfolios.

The Company generated negative cash flows from operations of $1,610,960 for the nine-month period ended September 30, 2024. Historically, the Company’s liquidity needs have been met by the sale of common shares, the issuance of common shares through the exercise of warrants, and sale convertible note payable.

As of September 30, 2024, NYIAX had total current assets of $388,037, of which $294,054 was cash and total current liabilities of approximately $9.7 million, of which approximately $3.6 million convertible notes payable, accrued interest, and payables to shareholder-founders.

To enable the Company to meet immediate capital requirements until longer term requirements can be met, through February 14, 2025 the Company sold approximately $1.3 million of the 2024A Convertible Note Payable approximately $0.9 million of the 2024B Convertible Note Payable and $0.2 million of the 2025A Convertible Note Payable and all management have accepted salary deferrals.

The Company generated negative cash used in operating activities of approximately $3.3 million for the year ended December 31, 2023 and generated negative cash used in operating activities of approximately $5.8 million for the year ended December 31, 2022. Historically, the Company’s liquidity needs have been met by the sale of convertible notes payable, common shares, and the issuance of common shares through the exercise of warrants.

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

We have historically incurred operating losses, experienced cash outflows from operations and we have accumulated deficit. Our net loss was approximately $6.9 million for the nine-month period ending September 30, 2024, and approximately $8.7 million for the year ended December 31, 2023, $11.1 million for the year ended December 31, 2022, $13.5 million for the year ended December 31, 2021, and $6.2 million for the year ended December 31, 2020.

As of September 30, 2024, the Company had negative working capital of approximately $9.3 million, including approximately $3.6 million convertible notes payable, accrued interest, and note payable-stockholder, all payable-in-kind of the Company’s shares.

As of December 31, 2023, the Company had negative working capital of approximately $7.6 million including approximately $2.4 million convertible notes payable, accrued interest, and note payable-stockholder, all payable-in-kind of the Company’s shares.

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

Currently, the Company and one of our directors are named defendants in a pending U.S. District Court case, which could have a negative effect on us or on our business.

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

Two Board members recently resigned and We will have a Board an even number of Directors

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

As of September 30, 2024, 5 Media Buyers represented 30%, 19%, 16%, 13% and 11% of accounts receivable. For the nine months ended September 30, 2024, 4 customers represented 31%, 26%, 14% and 14% of revenue, net. As of September 30, 2024, two Media Sellers represented 82% and 9% of accounts payable.

As of December 31, 2023, three Media Buyer represented 34%, 25% and 18% of accounts receivable. As of December 31, 2023, two Media Sellers represented 80% and 10% of accounts payable.

For the nine months ended September 30, 2023, two customers represented 47% and 9% of revenue, net. As of September 30, 2023, 3 Media Buyers represented 26%, 20% and 11% of accounts receivable. As of September 30, 2023, two Media Sellers represented 80% and 10% of accounts payable.

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

In addition, our revenue from quarter to quarter has decreased for quarters ended June 30, 2022, September 30, 2022, March 31, 2023, June 30, 2023, March 31, 2024, and September 30, 2024, and increased for the quarters ended December 31, 2022, September 30, 2023, December 31, 2023, and June 30, 2024 as follows:

Quarterly Revenue
Quarter Ending March 31, 2022	$485,065
Quarter Ending June 30, 2022	339,423
Quarter Ending September 30, 2022	124,987
Quarter Ending December 31, 2022	374,830
Year Ending December 31, 2022	$1,324,305

Quarter Ending March 31, 2023	$138,037
Quarter Ending June 30, 2023	88,978
Quarter Ending September 30, 2023	97,820
Quarter Ending December 31, 2023	331,266
Year Ending December 31, 2023	$656,101

Quarter Ending March 31, 2024	$81,544
Quarter Ending June 30, 2024	83,310
Quarter Ending September 30, 2024	77,245
$242,100

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

The Company and Robert Ainbinder, Jr., a director of the Company are named defendants in a pending case filed in the United States District Court for the Southern District of New York by a group of investors in NYIAX. From time to time in the normal course of business or otherwise, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

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

We have identified material weaknesses in our internal control over financial reporting in connection with the preparation of our financial statements for the periods ended September 30, 2023, March 31, 2023, and the fiscal years ended December 31, 2023 and 2022, and may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate our material weakness or if we fail to establish and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, meet our reporting obligations, or prevent fraud. Failure to comply with requirements to design, implement and maintain effective internal controls or any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our securities.

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

Specifically, the material weakness related to the following:

●	For the six-month period ended June 30 2023 and the three-month period ended March 31, 2023, the Company did not report the treatment of deferred offering costs in accordance with ASC 230, Statement of Cash Flows. In accordance with ASC 230-10-50, deferred offering cost write-off should be reflected in statement of cash flows within cash flows from operating activities and not within cash flows from financing activities as previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on July 21, 2023, and the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed with the SEC on August 14, 2023.

●	For the year ended December 31, 2022 and as of September 30, 2023, there were material weakness identified in the Company’s Information Technology General Controls (“ITGCs”). The control deficiencies identified were over the design of internal controls surrounding user access security, and change management for the Company’s internally developed applications and external financial-based software used by the Company. These deficiencies were in regards to user access provisioning, terminations, user access review, change management, segregation of duties of developers and migrators. The Company’s ITGCs were not designed and not operating effectively to ensure (i) appropriate segregation of duties were in place to perform program changes and (ii) activities of individuals with access to modify data and make program changes not being appropriately monitored. These control deficiencies aggregated to a Material Weakness for Information Technology General Controls for absence and limited or no presence of compensating IT Controls that mitigate the risk associated with the IT deficiencies. There is a risk under the current circumstances that intentional or unintentional errors could occur and not be detected.

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

As of September 30, 2024, our officers and directors will own approximately 15.5%, Network Foundation Technologies, LLC owns approximately 12.8%, Suwyn Investments, LLC owns approximately 7.1%, and Graham Mosley owns approximately 5.7% of our 15,690,719 outstanding voting shares.

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

During the nine-month period ended September, 2024, the Company sold $198,000 of convertible notes to certain shareholder-founders, of which $48,000 was repaid. The $150,000 of convertible notes payable, plus interest at 4%, automatically converted to 37,747 common shares during the six-month period ending June 30, 2024 at a share price of $4.00 per share.

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